Form 10-Q
period 1996-03-31
BIO PLEXUS INC
filed 1996-05-13
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1996


                                       or
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    --------------


Commission file number   0-24128

                                BIO-PLEXUS, INC.
             (Exact name of Registrant as specified in its Charter)

          Connecticut                                   06-1211921
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  384 Q Merrow Road, Tolland Connecticut 06084
           (Address of principal executive offices including zip code)

                                 (203) 871-8601
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                     Shares Outstanding as of May 6, 1996
- - ---------------------                     ------------------------------------
Class A Common Stock, no par value                        20,000
Common Stock, no par value                             6,892,605

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                PAGE
PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Balance Sheet at March 31, 1996 and
                           December 31, 1995                                                      1

                           Condensed  Statement of Operations for the three months
                           ended March 31, 1996 and 1995 and for the period from
                           inception (September 2, 1987) through March 31, 1996                   2

                           Condensed Statement of Cash Flows for the three months
                           ended  March 31, 1996 and 1995 and for the period
                           from inception (September 2, 1987) through
                           March 31, 1996                                                         3

                           Notes to Condensed Financial Statements                                4

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    5


PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                       7

SIGNATURES                                                                                        8

EXHIBIT 11. COMPUTATION OF NET LOSS PER COMMON SHARE

                                BIO-PLEXUS, INC.
                         (a development stage company)

                            CONDENSED BALANCE SHEET

                                                          March 31,
                                                            1996        December 31,
                                                         (Unaudited)        1995
ASSETS
Current assets:
   Cash and cash equivalents                            $  9,021,000    $ 11,842,000
   Accounts receivable                                       312,000         138,000
   Inventories
        Raw materials                                      1,389,000       1,408,000
        Work-in-process                                      150,000         150,000
        Finished goods                                       702,000       1,071,000
                                                        ------------    ------------
                                                           2,241,000       2,629,000
   Other assets                                              224,000         228,000
        Total current assets                              11,798,000      14,837,000
                                                        ------------    ------------
Fixed assets, net                                          8,376,000       8,262,000

Other assets:
   Deferred debt financing expenses                          231,000         260,000
   Patents, net of amortization                               37,000          30,000
                                                        ------------    ------------
                                                        $ 20,442,000    $ 23,389,000
                                                        ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt                    $  1,732,000    $  1,663,000
   Accounts payable                                          537,000         685,000
   Accrued interest payable                                  115,000          29,000
   Accrued employee costs                                    511,000         443,000
                                                        ------------    ------------
        Total current liabilities                          2,895,000       2,820,000
                                                        ------------    ------------

CII debt, net                                                119,000         116,000
Other long-term debt, net                                  8,670,000       8,983,000
Accrued financing expense - CII debt                         550,000         550,000
Redeemable Class A common stock                               20,000          20,000
Redeemable common stock warrants                             149,000         149,000

Shareholders' equity
   Common stock, no par value, 10,000,000 authorized,
   6,592,827 and 6,568,938 shares issued and
   outstanding                                            45,543,000      45,481,000
   Deficit accumulated during the development stage      (37,504,000)    (34,730,000)
                                                        ------------    ------------
        Total shareholders' equity                         8,039,000      10,751,000
                                                        ------------    ------------
                                                        $ 20,442,000    $ 23,389,000
                                                        ============    ============

                  See notes to condensed financial statements.

                                 BIO-PLEXUS, INC
                          (a development stage company)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                           From Inception
                                                                           (September 2,
                                                                           1987) through
                                            Three Months Ended March 31,     March 31,
                                                1996           1995            1996
Revenue                                     $    453,000    $   126,000    $  1,661,000
                                            ------------    -----------    ------------

Costs and expenses:
  Research and development                       380,000        443,000       7,230,000
  Other operating and engineering costs          942,000      1,540,000      11,792,000
  Marketing, general and administrative        1,594,000      1,386,000      14,870,000
                                            ------------    -----------    ------------
       Total operating costs and expenses      2,916,000      3,369,000      33,892,000
                                            ------------    -----------    ------------
Financing expenses:
  CII debt:
     Interest expense                              6,000          2,000         447,000
  Amortization of deferred debt financing         29,000         27,000         392,000
  Accretion of repurchase premium                                               796,000
  Loss on settlement of accrued interest                                         53,000
  Other interest expense                         414,000        294,000       3,384,000
  Less:  interest income                        (138,000)       (75,000)       (778,000)
                                            ------------    -----------    ------------
         Total financing expenses                311,000        248,000       4,294,000
                                            ------------    -----------    ------------

Net loss before extraordinary item          $ (2,774,000)   $(3,491,000)    (36,525,000)
                                            ============    ===========    ------------
Extraordinary item (Note 3):
  Loss on extinguishment of debt, net
    of income taxes of nil                                                      979,000
                                                                           ------------
Net loss after extraordinary item                                          $(37,504,000)
                                                                           ============

Net loss per common share (Note 2)          $      (0.42)   $     (0.74)
                                            ============    ===========
Weighted average common shares
  outstanding (Note 2)                         6,576,783      4,744,825
                                            ============    ===========

                  See notes to condensed financial statements.

                                BIO-PLEXUS, INC.
                         (a development stage company)

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                             From Inception
                                                                                              (September 2,
                                                                                              1987) through
                                                               Three Months Ended March 31,     March 31,
                                                                  1996            1995            1996
Cash Flows from Operating Activities
Net loss                                                     $ (2,774,000)   $ (3,491,000)   $(37,504,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
   Depreciation and amortization                                  296,000         207,000       2,203,000
   Writedown of equipment to net realizable value                                                  54,000
   Loss on early extinguishment of debt                                                           979,000
   Warrants granted                                                                               118,000
   Accretion of repurchase premium                                                                796,000
   Amortization of deferred debt financing
     expenses                                                      29,000          27,000         471,000
   Amortization of debt discount                                  116,000          99,000       1,063,000
   Settlement of accrued interest with common
     stock                                                                                        158,000
   Decrease (increase) in inventories                             388,000        (582,000)     (2,241,000)
   Increase (decrease) in accounts payable                       (148,000)       (143,000)        537,000
   Increase in accrued interest payable                            86,000          91,000         115,000
   Increase in accrued employee costs                              68,000         155,000         511,000
   Other                                                         (169,000)        194,000        (231,000)
                                                             ------------    ------------    ------------
       Net cash used in operating activities                   (2,108,000)     (3,443,000)    (32,971,000)
                                                             ------------    ------------    ------------

Cash Flows from Investing Activities
Purchases and construction of fixed assets                       (412,000)       (786,000)    (10,811,000)
Purchases of short-term investments                                                            (8,295,000)
Proceeds from sales of short-term investments                                                   8,295,000
Cost of patents                                                    (8,000)                        (60,000)
                                                             ------------    ------------    ------------
       Net cash used in investing activities                     (420,000)       (786,000)    (10,871,000)
                                                             ------------    ------------    ------------

Cash Flows from Financing Activities
Proceeds from sale of convertible preferred stock                                               3,066,000
Net proceeds from sale of common stock                                                         35,941,000
Proceeds from exercise of common stock warrants                                   584,000         584,000
Proceeds from exercise of common stock options                     28,000                         119,000
Proceeds from long-term debt                                                    2,500,000      14,222,000
Net decrease in notes payable                                                    (250,000)
Proceeds from sale and leaseback                                                  178,000       5,409,000
Purchase of common stock warrant                                                                 (280,000)
Purchase of common stock                                                                          (27,000)
Repayments of long-term debt                                     (321,000)       (155,000)     (6,171,000)
                                                             ------------    ------------    ------------
       Net cash (used in) provided by financing activities       (293,000)      2,857,000      52,863,000
                                                             ------------    ------------    ------------

       Net (decrease)  increase in cash and cash
         equivalents                                           (2,821,000)     (1,372,000)      9,021,000
       Cash and cash equivalents, beginning of
         period                                                11,842,000       4,187,000
                                                             ------------    ------------    ------------
       Cash and cash equivalents, end of period              $  9,021,000    $  2,815,000    $  9,021,000
                                                             ============    ============    ============

Supplemental cash flow disclosures:
   Cash payments of interest                                 $    218,000    $    137,000    $  2,665,000
   Cash payments of income taxes                                    7,000           3,000          37,000
   Surrender of debt upon warrant exercise                         35,000            --           971,000

                  See notes to condensed financial statements.

                                BIO-PLEXUS, INC.
                          (a development stage company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION


         The interim condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented have been included. The results of operations for the interim period is not necessarily indicative of the results of operations to be expected for the full year. Bio-Plexus, Inc. is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. These financial statements should be read in conjunction with the financial statements and the notes included in the 1995 Annual Report to Shareholders of Bio-Plexus, Inc.


NOTE 2 - LOSS PER SHARE


         Net loss per common share is determined based on the weighted average number of common shares outstanding during the period. In determining weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive.


NOTE 3 - EXTRAORDINARY ITEM


         During the third quarter of 1995, the Company incurred a $979,000 charge relating to the early extinguishment of various debt. The extraordinary charge was comprised of the following:

         - The unamortized debt discount of $226,000 associated with the early extinguishment of a 1993 CDA loan in the original principal amount of $600,000.

         - The unamortized debt discount and deferred financing costs of $705,000 associated with the early extinguishment of $4.0 million of private placement notes sold to certain investors on August 4, 1995.

         - The unamortized $48,000 associated with the early extinguishment on a $1,000,000 line of credit which expired in September 1995 upon completion of the Company's public offering.

NOTE 4 - COMMITMENTS

         As of March 31, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $1,000,000.


NOTE 5 - SUBSEQUENT EVENT

         On April 30, 1996, two principal officers exercised warrants previously issued at an exercise price of $1.38 per share resulting in net proceeds to the Company of $345,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Bio-Plexus is a development stage company with limited sales of its products, the Punctur-Guard(R) blood collection needle and needle holders. From its inception in September 1987 through March 31, 1996, the Company recorded revenues of $1,661,000 and incurred cumulative ongoing losses from operations totaling $37,504,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of the Punctur-Guard(R) blood collection needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the Punctur-Guard(R) blood collection needle and holders.


         The Company had $453,000 in revenues for the quarter ended March 31, 1996, compared to $126,000 for the same period a year ago. Operating costs and expenses, consisting of marketing, general and administrative expenses together with research and development costs and other operating and engineering expenses declined from $3,369,000 in the first quarter of 1995 to $2,916,000 during the first quarter of 1996.

         The Company is currently in the process of expanding its production capacity with a new generation needle assembly and packaging system which it expects will be completed in mid-year. During this period, the Company has continued its accelerated research and development efforts on new products including a needle disposal container, a winged intravenous set and an I.V. catheter, and in March 1996 filed its 510(k) notification with the Food and Drug Administration for its winged intravenous set and needle disposal container.

         The Company anticipates substantial progress in sales growth during 1996, but expects ongoing losses from operations to continue at least for the balance of the year.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

         Revenues increased to $453,000 for the three months ended March 31, 1996 compared to $126,000 for the same period a year ago. The increase in sales is primarily the result of the expansion of the Company's marketing staff during 1995.

         Research and development expenses were $380,000 during the first quarter of 1996, compared to $443,000 for the three months ended March 31, 1995. These costs reflect the Company's continuing focus on improving and expanding production processes and tooling, as well as its ongoing efforts to develop new products.

         Other operating and engineering costs declined from $1,540,000 for the three months ended March 31, 1995 to $942,000 for the first quarter of 1996 primarily as a result of a reduction in the Company's production workforce which occurred in late summer of 1995.

         Marketing, general and administrative expenses were $1,594,000 for the three months ended March 31, 1996 compared to $1,386,000 for the same period a year ago. The increase is primarily attributable to the Company's increased marketing activities and the expansion of its salesforce during 1995.

         Financing expenses were $311,000 for the first quarter of 1996 compared to $248,000 for the three months ended March 31, 1995. Financing expenses include interest expense and amortization of deferred debt financing expenses, less interest income. The overall increase in financing expenses for the period resulted primarily from an increase in other interest expense which rose from $294,000 for the three months ended March 31, 1995 to $414,000 in the first quarter of 1996. This increase is primarily due to higher outstanding balances on the Company's equipment lease financing arrangements and a full period of expense on a term loan with the Connecticut Development Authority which was originated in March 1995. During this period, interest income increased as a result of investment earnings from the proceeds of the Company's 1995 public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for funds has increased from period to period as it has increased its research and development activities surrounding the Punctur-Guard(R) blood collection needle and its production processes, increased its capital expenditures on molds and production equipment, expanded staff and commenced commercial production of the blood collection needle. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through March 31, 1996, the Company has received net proceeds of approximately $21,912,000 through borrowings and the sale of debt securities and $39,710,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was raised in the Company's 1995 public offering, $14,191,000 was raised in the Company's initial public offering and the balance of $7,944,000 was raised through the private placement of equity securities.

         As of March 31, 1996 the Company's principal source of liquidity was cash totaling $9,021,000, and accounts receivable of $312,000.

         The Company's primary cash requirement for 1996 will be for working capital to sustain ongoing operations including debt service, and to continue its research and development efforts to improve and increase manufacturing capacity and capabilities and reduce manufacturing costs. The Company also anticipates additional capital expenditures for molds and equipment both for its blood collection needle program as well as new products, including further research and development on its winged intravenous set and I.V. catheter. The Company is currently expanding its manufacturing capacity through the purchase of additional production equipment at a cost of approximately $2,200,000, against which approximately $1,200,000 had already been paid at March 31, 1996. The Company is considering the development of a strategic partnership with another company to assist with the development and expansion of its product line, and in particular with the I.V. catheter. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as either additional financing is secured or until it determines that a strategic partnership is feasible. Based on the above, the Company believes that the remaining balance of the net proceeds from its 1995 public offering, which at March 31,1996 totaled approximately $9,000,000, together with funds generated from increasing sales of its products will be sufficient to meet its ongoing cash requirements and planned expenditures for the blood collection needle program through 1996. These estimated capital requirements do not include significant expenditures in new product areas, and amounts needed could vary based on the actual growth of sales and the level of additional investment and time required to further increase manufacturing capacity and capabilities, and reduce manufacturing costs. In addition to considering a strategic partnership, the Company is reviewing alternative financing strategies that would allow it to accelerate development of its new products and to develop the equipment and production molds needed for the new products in order to achieve commercial levels of production. Failure to raise needed capital would likely have an adverse effect on the Company's operations, development plans and cash flows. In such case, the Company would expect to reduce costs and expenses, in turn slowing the Company's planned rate of expansion.

PART II. OTHER INFORMATION

   ITEM 6.        Exhibits and Reports on Form 8-K

                  Exhibits

                  Exhibit 11 - Computation of Net Loss Per
                  Common Share

                  Reports on Form 8-K

                  There were no reports on Form 8-K for the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Bio-Plexus, Inc.
                                       ------------------------------
                                          (Registrant)






- - -----------------------------          ------------------------------
          (Date)                       Ronald A. Haverl
                                       Chairman of the Board, Chief
                                       Executive Officer, and Treasurer
                                       (Principal Executive, Financing
                                        and Accounting Officer)