Form 10-Q
period 1996-06-30
BIO PLEXUS INC
filed 1996-08-13
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------
Commission file number 0-24128


                                BIO-PLEXUS, INC.
             (Exact name of Registrant as specified in its Charter)


               CONNECTICUT                               06-1211921
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
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class of Common Stock                 Shares Outstanding as of July 31, 1996

    Class A Common Stock, no par value                   20,000
    Common Stock, no par value                        6,923,605

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                       PAGE
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Balance Sheet at June 30, 1996 and
                  December 31, 1995                                                      1

                  Condensed Statement of Operations for the three months
                  ended June 30, 1996 and 1995                                           2

                  Condensed  Statement of Operations for the six months
                  ended June 30, 1996 and 1995 and for the period from
                  inception (September 2, 1987) through June 30, 1996                    3

                  Condensed Statement of Cash Flows for the six months
                  ended June 30, 1996 and 1995 and for the period from
                  inception (September 2, 1987) through June 30, 1996                    4

                  Notes to Condensed Financial Statements                                5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    6

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                       9


SIGNATURES                                                                              10

EXHIBIT 11. COMPUTATION OF NET LOSS PER COMMON SHARE

                                BIO-PLEXUS, INC.
                          (a development stage company)

                             CONDENSED BALANCE SHEET

                                                                 JUNE 30,
                                                                   1996           DECEMBER 31,
                                                               (UNAUDITED)            1995
ASSETS
Current assets:
     Cash and cash equivalents                                $  6,663,000        $ 11,842,000
     Accounts receivable                                           307,000             138,000
     Inventories
         Raw materials                                           1,254,000           1,408,000
         Work-in-process                                           136,000             150,000
         Finished goods                                            445,000           1,071,000
                                                              ------------        ------------
                                                                 1,835,000           2,629,000
     Other assets                                                  264,000             228,000
         Total current assets                                    9,069,000          14,837,000
                                                              ------------        ------------

Fixed assets, net                                                8,380,000           8,262,000

Other assets:
     Deferred debt financing expenses                              205,000             260,000
     Patents, net of amortization                                   36,000              30,000
                                                              ------------        ------------
                                                              $ 17,690,000        $ 23,389,000
                                                              ============        ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt                        $  1,720,000        $  1,663,000
     Accounts payable                                              766,000             685,000
     Accrued interest payable                                       31,000              29,000
     Accrued employee costs                                        382,000             443,000
                                                              ------------        ------------
         Total current liabilities                               2,899,000           2,820,000
                                                              ------------        ------------

CII debt, net                                                      122,000             116,000
Other long-term debt, net                                        8,369,000           8,983,000
Accrued financing expense - CII debt                               550,000             550,000
Redeemable Class A common stock                                     20,000              20,000
Redeemable common stock warrants                                   149,000             149,000

Shareholders' equity
     Common stock, no par value, 10,000,000 authorized,
     6,892,605 and 6,568,938 shares issued and
     outstanding                                                45,978,000          45,481,000
     Deficit accumulated during the development stage          (40,397,000)        (34,730,000)
                                                              ------------        ------------
         Total shareholders' equity                              5,581,000          10,751,000
                                                              ------------        ------------
                                                              $ 17,690,000        $ 23,389,000
                                                              ============        ============




                  See notes to condensed financial statements.

                                 BIO-PLEXUS, INC
                          (a development stage company)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       Three months Ended
                                                             June 30,
                                                     1996                1995

Revenue                                         $    730,000        $    200,000
                                                ------------        ------------

Costs and expenses:
  Research and development                           405,000             415,000
  Other operating and engineering costs            1,058,000           1,261,000
  Marketing, general and administrative            1,831,000           1,558,000
                                                ------------        ------------
       Total operating costs and expenses          3,294,000           3,234,000
                                                ------------        ------------

Financing expenses:
  CII debt:
     Interest expense                                  6,000               6,000
  Amortization of deferred debt financing             27,000              27,000
  Accretion of repurchase premium
  Loss on settlement of accrued interest
  Other interest expense                             402,000             318,000
  Less:  interest income                            (106,000)            (41,000)
                                                ------------        ------------
         Total financing expenses                    329,000             310,000
                                                ------------        ------------
Net loss                                        $ (2,893,000)       $ (3,344,000)
                                                ============        ============

Net loss per common share (Note 2)              $     (0.42)        $     (0.71)
                                                ============        ============
Weighted average common shares
  outstanding (Note 2)                             6,809,217           4,726,906
                                                ============        ============



                   See notes to condensed financial statements.

                                 BIO-PLEXUS, INC
                          (a development stage company)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                       FROM INCEPTION
                                                         SIX MONTHS ENDED               (SEPTEMBER 2,
                                                             JUNE 30,                   1987) THROUGH
                                                                                           JUNE 30,
                                                     1996              1995                 1996

Revenue                                         $  1,183,000        $    326,000        $  2,391,000
                                                ------------        ------------        ------------
Costs and expenses:
  Research and development                           785,000             909,000           7,635,000
  Other operating and engineering costs            2,000,000           2,750,000          12,850,000
  Marketing, general and administrative            3,424,000           2,944,000          16,700,000
                                                ------------        ------------        ------------
       Total operating costs and expenses          6,209,000           6,603,000          37,185,000
                                                ------------        ------------        ------------
Financing expenses:
  CII debt:
     Interest expense                                 13,000              11,000             454,000
  Amortization of deferred debt financing             56,000              54,000             419,000
  Accretion of repurchase premium                                                            796,000
  Loss on settlement of accrued interest                                                      53,000
  Other interest expense                             816,000             609,000           3,786,000
  Less:  interest income                            (244,000)           (116,000)           (884,000)
                                                ------------        ------------        ------------
         Total financing expenses                    641,000             558,000           4,624,000
                                                ------------        ------------        ------------
Net loss before extraordinary item              $ (5,667,000)       $ (6,835,000)        (39,418,000)
                                                ============        ============        ------------
Extraordinary item (Note 3):
  Loss on extinguishment of debt, net
    of income taxes of nil                                                                   979,000
                                                                                        ------------
Net loss after extraordinary item                                                       $(40,397,000)
                                                                                        ============
Net loss per common share (Note 2)              $      (0.85)       $      (1.45)
                                                ============        ============
Weighted average common shares
  outstanding (Note 2)                             6,693,000           4,725,871
                                                ============        ============


                  See notes to condensed financial statements.

                                BIO-PLEXUS, INC.
                          (a development stage company)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                           FROM INCEPTION
                                                                                                            (SEPTEMBER 2,
                                                                                                            1987) THROUGH
                                                                       SIX MONTHS ENDED JUNE 30,               JUNE 30,
                                                                        1996              1995                  1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (5,667,000)       $ (6,835,000)       $(40,397,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
     Depreciation and amortization                                      600,000             444,000           2,507,000
     Writedown of equipment to net realizable value                                                              54,000
     Loss on early extinguishment of debt                                                                       979,000
     Warrants granted                                                                                           118,000
     Accretion of repurchase premium                                                                            796,000
     Amortization of deferred debt financing
       expenses                                                          56,000              54,000             498,000
     Amortization of debt discount                                      230,000             198,000           1,177,000
     Settlement of accrued interest with common
       stock                                                                                                    158,000
     Decrease (increase) in inventories                                 794,000          (1,568,000)         (1,835,000)
     Increase  in accounts payable                                       81,000             385,000             766,000
     Increase (decrease) in accrued interest payable                      2,000             (10,000)             31,000
     (Decrease) increase in accrued employee costs                      (61,000)            (18,000)            382,000
     Other                                                             (206,000)            203,000            (268,000)
                                                                   ------------        ------------        ------------
         Net cash used in operating activities                       (4,171,000)         (7,147,000)        (35,034,000)
                                                                   ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets                             (717,000)         (1,401,000)        (11,116,000)
Acquisition of land                                                                        (425,000)
Purchases of short-term investments                                                                          (8,295,000)
Proceeds from sales of short-term investments                                             2,795,000           8,295,000
Cost of patents                                                          (8,000)                                (60,000)
                                                                   ------------        ------------        ------------
         Net cash (used in) provided by investing activities           (725,000)            969,000         (11,176,000)
                                                                   ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock                                                             3,066,000
Net proceeds from sale of common stock                                                                       35,941,000
Proceeds from exercise of common stock warrants                         345,000             584,000             929,000
Proceeds from exercise of common stock options                           92,000                                 183,000
Proceeds from long-term debt                                                              2,500,000          14,222,000
Net decrease in notes payable                                                              (450,000)
Proceeds from sale and leaseback                                                          1,412,000           5,409,000
Purchase of common stock warrant                                                                               (280,000)
Purchase of common stock                                                                                        (27,000)
Repayments of long-term debt                                           (720,000)           (377,000)         (6,570,000)
Increase in deferred offering costs                                                        (186,000)
                                                                   ------------        ------------        ------------
         Net cash (used in) provided by financing activities           (283,000)          3,483,000          52,873,000
                                                                   ------------        ------------        ------------

         Net (decrease)  increase in cash and cash
           equivalents                                               (5,179,000)         (2,695,000)          6,663,000
         Cash and cash equivalents, beginning of
           period                                                    11,842,000           4,187,000
                                                                   ------------        ------------        ------------
         Cash and cash equivalents, end of period                  $  6,663,000        $  1,492,000        $  6,663,000
                                                                   ============        ============        ============

Supplemental cash flow disclosures:
     Cash payments of interest                                     $    597,000        $    500,000        $  3,044,000
     Cash payments of income taxes                                       15,000              15,000              45,000
     Surrender of debt upon warrant exercise                             60,000                --               996,000





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

NOTE 3 - EXTRAORDINARY ITEM

         During the third quarter of 1995, the Company incurred a $979,000 charge relating to the early extinguishment of various debt. The extraordinary charge was comprised of the following:

     -The unamortized debt discount of $226,000 associated with the early extinguishment of a 1993 CDA loan in the original principal amount of $600,000.

     -The unamortized debt discount and deferred financing costs of $705,000 associated with the early extinguishment of $4.0 million of private placement notes sold to certain investors on August 4, 1995.

     -The unamortized $48,000 associated with the early extinguishment on a $1,000,000 line of credit which expired in September 1995 upon completion of the Company's public offering.

NOTE 4 - COMMITMENTS

         As of June 30, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $719,000.

NOTE 5 - RELATED PARTY

         On April 30, 1996, two principal officers exercised warrants previously issued at an exercise price of $1.38 per share resulting in net proceeds to the Company of $345,000.

NOTE 6 - SUBSEQUENT EVENTS

         In July, the Company received proceeds of $840,000 as part of a new $2,000,000 four-year sale-leaseback agreement with a lessor primarily to finance the purchase of a new generation needle assembly and packaging system. Monthly rent expense will equal 2.4997% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 15% or more than 20% of the equipment cost. In consideration of the Lessor's agreement to execute the lease, the Company will issue warrants to purchase common stock in an amount determined as follows: the aggregate exercise prices of the warrants would be equal to 9.5% of the $2,000,000 aggregate equipment cost. Each warrant would be for one share and would be exercisable for 110% of the seven day moving average of the asking stock price on Nasdaq at the time of issuance. The warrants would expire five years from their date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Bio-Plexus is a development stage company with limited sales of its products, the Punctur-Guard(R) blood collection needle and needle holders. From its inception in September 1987 through June 30, 1996, the Company recorded revenues of $2,391,000 and incurred cumulative ongoing losses from operations totaling $40,397,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of the Punctur-Guard(R) blood collection needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the Punctur-Guard(R) blood collection needle and holders.

         The Company is currently in the process of expanding its production capacity with a new generation needle assembly and packaging system which has been installed in its Vernon facility and is currently undergoing pre-production testing. Production on the new machine is anticipated to commence in the third quarter of 1996.

         The Company has also continued its accelerated research and development efforts on new products including a needle disposal container, a winged intravenous set and an I.V. catheter, and on June 27, 1996 received its 510(k) approval with the Food and Drug Administration for its winged intravenous set. In March 1996, the Company filed its 510(k) notification with the Food and Drug Administration for its needle disposal container and is currently awaiting approval.

         On June 3, 1996, the Company entered into an agreement with an Italian company to market and sell the Company's blood collection needles and holders throughout Italy. Pursuant to the agreement, the distributor purchased initial inventory, agreed to make minimum purchases in the future, and agreed to maintain ample supplies of inventory. In return, the Company agreed to fund certain initial marketing expenses to assist the distributor in promoting the Company's products in Italy.

         The Company anticipates continued sales growth during the second half of 1996, but expects ongoing losses from operations to continue at least for the balance of the year.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Revenues increased to $730,000 for the three months ended June 30, 1996 compared to $200,000 for the same period a year ago. The increase in sales is primarily the result of the expansion of the Company's marketing staff during 1995 which generated new customers, and from the addition of a major new account in early 1996, as well as the sale of blood collection needles and holders to an Italian distributor in June 1996.

         Research and development expenses were $405,000 during the second quarter of 1996, compared to $415,000 for the three months ended June 30, 1995. These costs reflect the Company's continuing focus on improving and expanding production processes and tooling, as well as its ongoing efforts to develop new products.

         Other operating and engineering costs declined from $1,261,000 for the three months ended June 30, 1995 to $1,058,000 for the second quarter of 1996 primarily as a result of a reduction in the Company's production workforce which occurred in late summer of 1995.

         Marketing, general and administrative expenses were $1,831,000 for the three months ended June 30, 1996 compared to $1,558,000 for the same period a year ago. The increase is primarily attributable to the Company's increased marketing activities and the expansion of its salesforce during 1995.

         Financing expenses were $329,000 for the second quarter of 1996 compared to $310,000 for the three months ended June 30, 1995. Financing expenses include interest expense and amortization of deferred debt financing expenses, less interest income. The overall increase in financing expenses for the period resulted primarily from an increase in other interest expense which rose from $318,000 for the three months ended June 30, 1995 to $402,000 in the second quarter of 1996. This increase is primarily due to higher outstanding balances on the Company's equipment lease financing arrangements and a full period of expense on a term loan with the Connecticut Development Authority which was originated in March 1995. During this period, interest income increased as a result of investment earnings from the proceeds of the Company's 1995 public offering.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         Revenue increased to $1,183,000 for the six months ended June 30, 1996 compared to $326,000 for the same period a year ago. The increase in sales is primarily the result of the expansion of the Company's marketing staff during 1995 which generated new customers, and from the addition of a major new account in early 1996, as well as the sale of blood collection needles and holders to an Italian distributor in June 1996.

         Research and development expenses were $785,000 for the six months ended June 30, 1996 compared to $909,000 for the six months ended June 30 ,1995. The Company's efforts in each of these periods were primarily focused on improving the design and continuing development of the production processes for the Punctur-Guard(R) blood collection needle, and, during the six months ended June 30, 1996, the development of new products.

         Other operating and engineering costs were $2,000,000 for the six months ended June 30,1996 compared to $2,750,000 for the six months ended June 30, 1995. The decrease in these costs primarily reflect a reduction in the Company's production workforce which occurred in late summer of 1995.

         Marketing, general and administrative expenses were $3,424,000 for the six months ended June 30, 1996, compared to $2,944,000 for the six months ended June 30, 1995. These increases resulted primarily from the expansion of the Company's direct sales force and increased marketing activities.

         Financing expenses were $641,000 for the six months ended June 30, 1996 compared with $558,000 for the six months ended June 30, 1995. Financing expenses include interest expense, and amortization of deferred debt financing expenses, less interest income.

         Other interest expense increased from $609,000 for the six months ended June 30, 1995 to $816,000 for the same period in 1996 as a result of higher outstanding balances under equipment financing arrangements and a full period of expense on a term loan with the Connecticut Development Authority which was originated in March 1995. During this period, interest income increased by $128,000 as a result of investment earnings from the proceeds of the Company's 1995 public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for funds has increased from period to period as it has continued its research and development activities surrounding the Punctur-Guard(R) blood collection needle and its production processes, increased its capital expenditures on molds and production equipment, expanded sales staff and commenced commercial production of the blood collection needle. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities.

         Through June 30, 1996, the Company has received net proceeds of approximately $21,912,000 through borrowings and the sale of debt securities and $40,119,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was raised in the Company's 1995 public offering, $14,191,000 was raised in the Company's initial public offering and the balance of $8,353,000 was raised through the private placement of equity securities.

         As of June 30, 1996 the Company's principal source of liquidity was cash totaling $6,663,000, and accounts receivable of $307,000.

         The Company's primary cash requirement for the remainder of 1996 will be for working capital to sustain ongoing operations including debt service, and to continue its research and development efforts to improve and increase manufacturing capacity and capabilities and reduce manufacturing costs. The Company also anticipates additional capital expenditures for molds and equipment both for its blood collection needle program as well as new products, including further research and development on its winged intravenous set and I.V. catheter. The Company is currently expanding its manufacturing capacity through the purchase of additional production equipment at a cost of approximately $2,100,000, against which approximately $1,400,000 had already been paid at June 30, 1996. The Company is considering the development of a strategic partnership with another company to assist with the development and expansion of its product line, and in particular with the I.V. catheter. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as either additional financing is secured or until it determines that a strategic partnership is feasible. Based on the above, the Company believes that the remaining balance of the net proceeds from its 1995 public offering, which at June 30,1996 totaled approximately $6,700,000, together with funds generated from increasing sales of its products and additional equipment lease financing will be sufficient to meet its ongoing cash requirements and planned expenditures for the blood collection needle program through 1996. These estimated capital requirements do not include significant expenditures in new product areas, and amounts needed could vary based on the actual growth of sales and the level of additional investment and time required to further increase manufacturing capacity and capabilities, and reduce manufacturing costs. In addition to considering a strategic partnership, the Company is reviewing alternative financing strategies that would allow it to accelerate development of its new products and to develop the equipment and production molds needed for the new products in order to achieve commercial levels of production. Failure to raise needed capital would likely have an adverse effect on the Company's operations, development plans and cash flows. In such case, the Company would expect to reduce costs and expenses, in turn slowing the Company's planned rate of expansion.

         In July, the Company received proceeds of $840,000 as part of a new $2,000,000 lease financing commitment, and also received a preliminary commitment for an additional $1,000,000 in equipment lease financing for planned capital expenditures during the second half of the year.

PART II. OTHER INFORMATION

   ITEM 6.        Exhibits and Reports on Form 8-K

                  Exhibits

                  Exhibit 11 - Computation of Net Loss Per
                  Common Share

                  Reports on Form 8-K

                  There were no reports on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Bio-Plexus, Inc.
                                                (Registrant)






     ---------------------                      -------------------------------
           (Date)                               Ronald A. Haverl
                                                Chairman of the Board, Chief
                                                Executive Officer, and Treasurer
                                                (Principal Executive, Financing
                                                and Accounting Officer)