Form 10-Q
period 1996-09-30
BIO PLEXUS INC
filed 1996-11-14
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from______________________to_____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock              Shares Outstanding as of October 31, 1996
    ---------------------              -----------------------------------------
    Class A Common Stock, no par value                  20,000
    Common Stock, no par value                       6,924,105

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Balance Sheet at September 30, 1996 and
                  December 31, 1995                                           1

                  Condensed Statement of Operations for the three months
                  ended September 30, 1996 and 1995                           2

                  Condensed Statement of Operations for the nine months
                  ended September 30, 1996 and 1995 and for the period from
                  inception (September 2, 1987) through September 30, 1996    3

                  Condensed Statement of Cash Flows for the nine months
                  ended September 30, 1996 and 1995 and for the period
                  from inception (September 2, 1987) through
                  September 30, 1996                                          4

                  Notes to Condensed Financial Statements                     5

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         6


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders         9

      Item 6.     Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                   11

Exhibit 3.1       Certificate of Incorporation of the Company as amended

                                BIO-PLEXUS, INC.
                          (a development stage company)

                             CONDENSED BALANCE SHEET

                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                     1996                  1995
                                                                 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                   $  5,045,000           $ 11,842,000
    Accounts receivable                                              251,000                138,000
    Inventories
      Raw materials                                                1,180,000              1,408,000
      Work-in-process                                                151,000                150,000
      Finished goods                                                 416,000              1,071,000
                                                                ------------           ------------
                                                                   1,747,000              2,629,000
                                                                ------------           ------------
    Other current assets                                             224,000                228,000
                                                                ------------           ------------
      Total current assets                                         7,267,000             14,837,000
                                                                ------------           ------------
Fixed assets, net                                                  9,238,000              8,262,000

Deferred debt financing expenses                                     184,000                260,000
Patents, net of amortization                                          56,000                 30,000
Other assets                                                         350,000
                                                                ------------           ------------
                                                                $ 17,095,000           $ 23,389,000
                                                                ============           ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                           $  2,216,000           $  1,663,000
    Accounts payable and accrued expenses                          1,366,000                685,000
    Accrued interest payable                                         120,000                 29,000
    Accrued employee costs                                           466,000                443,000
                                                                ------------           ------------
      Total current liabilities                                    4,168,000              2,820,000
                                                                ------------           ------------
CII debt, net                                                        125,000                116,000
Other long-term debt, net                                          9,664,000              8,983,000
Accrued financing expense - CII debt                                 550,000                550,000
Redeemable Class A common stock                                       20,000                 20,000
Redeemable common stock warrants                                     149,000                149,000

Shareholders' equity
    Common stock, no par value, 10,000,000 authorized,
    6,923,605 and 6,568,938 shares issued and
    outstanding                                                   46,021,000             45,481,000
    Deficit accumulated during the development stage             (43,602,000)           (34,730,000)
                                                                ------------           ------------
      Total shareholders' equity                                   2,419,000             10,751,000
                                                                ------------           ------------
                                                                $ 17,095,000           $ 23,389,000
                                                                ============           ============

                  See notes to condensed financial statements.

                                 BIO-PLEXUS, INC
                          (a development stage company)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         1996                   1995
Revenue                                              $   610,000           $   193,000
                                                     -----------           -----------
Costs and expenses:
  Research and development                               383,000               392,000
  Other operating and engineering costs                1,096,000             1,071,000
  Marketing, general and administrative                1,958,000             1,491,000
                                                     -----------           -----------
       Total operating costs and expenses              3,437,000             2,954,000
                                                     -----------           -----------
Financing expenses:
  CII debt:
     Interest expense                                      6,000                 3,000
  Amortization of deferred debt financing                 20,000                52,000
  Other interest expense                                 434,000               579,000
  Less:  interest income                                 (82,000)              (43,000)
                                                     -----------           -----------
         Total financing expenses                        378,000               591,000
                                                     -----------           -----------
Net loss before extraordinary items                  $(3,205,000)           (3,352,000)
                                                     ===========           -----------
Extraordinary item:
  Loss on early extinguishment of debt, net
     of income taxes of nil                                                    979,000
                                                                           -----------
Net loss after extraordinary item                                          $(4,331,000)
                                                                           ===========
Net loss per common share before
     extraordinary item (Note 2)                                           $     (0.67)
                                                                           ===========
Net loss per common share after
     extraordinary item (Note 2)                     $     (0.46)          $     (0.87)
                                                     ===========           ===========
Weighted average common shares
     outstanding (Note 2)                              6,914,170             4,998,196
                                                     ===========           ===========

                  See notes to condensed financial statements.

                                 BIO-PLEXUS, INC
                          (a development stage company)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                FROM INCEPTION
                                                                                                 (SEPTEMBER 2,
                                                                                                 1987) THROUGH
                                                     NINE MONTHS ENDED SEPTEMBER 30,             SEPTEMBER 30,
                                                        1996                   1995                   1996
Revenue                                            $  1,793,000           $    518,000           $  3,001,000
                                                   ------------           ------------           ------------
Costs and expenses:
  Research and development                            1,167,000              1,301,000              8,017,000
  Other operating and engineering costs               3,097,000              3,820,000             13,947,000
  Marketing, general and administrative               5,382,000              4,434,000             18,658,000
                                                   ------------           ------------           ------------
       Total operating costs and expenses             9,646,000              9,555,000             40,622,000
                                                   ------------           ------------           ------------
Financing expenses:
  CII debt:
     Interest expense                                    19,000                 14,000                460,000
  Amortization of deferred debt financing                76,000                107,000                439,000
  Accretion of repurchase premium                                                                     796,000
  Loss on settlement of accrued interest                                                               53,000
  Other interest expense                              1,250,000              1,187,000              4,220,000
  Less:  interest income                               (326,000)              (159,000)              (966,000)
                                                   ------------           ------------           ------------
         Total financing expenses                     1,019,000              1,149,000              5,002,000
                                                   ------------           ------------           ------------
Net loss before extraordinary item                 $ (8,872,000)          $(10,186,000)          $(42,623,000)
                                                   ============           ------------           ------------
Extraordinary item:
  Loss on extinguishment of debt, net
    of income taxes of nil                                                     979,000                979,000
                                                                          ------------           ------------
Net loss after extraordinary item                                         $(11,165,000)          $(43,602,000)
                                                                          ============           ============
Net loss per common share before
     extraordinary item (Note 2)                                          $      (2.11)
                                                                          ============
Net loss per common share after
     extraordinary item (Note 2)                   $      (1.31)          $      (2.32)
                                                   ============           ============
Weighted average common shares
  outstanding (Note 2)                                6,767,261              4,817,644
                                                   ============           ============

                  See notes to condensed financial statements.

                                BIO-PLEXUS, INC.
                          (a development stage company)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 FROM INCEPTION
                                                                                                                 (SEPTEMBER 2,
                                                                                                                 1987) THROUGH
                                                                      NINE MONTHS ENDED SEPTEMBER 30,            SEPTEMBER 30,
                                                                        1996                   1995                   1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (8,872,000)          $(11,165,000)          $(43,602,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
    Depreciation and amortization                                       923,000                703,000              2,830,000
    Writedown of equipment to net realizable value                                                                     54,000
    Loss on early extinguishment of debt                                                       979,000                979,000
    Warrants granted                                                                                                  118,000
    Accretion of repurchase premium                                                                                   796,000
    Amortization of deferred debt financing
      expenses                                                           76,000                107,000                518,000
    Amortization of debt discount                                       342,000                416,000              1,289,000
    Settlement of accrued interest with common
      stock                                                                                                           158,000
    Decrease (increase) in inventories                                  882,000             (1,943,000)            (1,747,000)
    Increase(decrease) in accounts payable and
      accrued liabilities                                               681,000                (68,000)             1,366,000
    Increase in accrued interest payable                                 91,000                 83,000                120,000
    Increase in accrued employee costs                                   23,000                 76,000                466,000
    Other                                                              (454,000)               372,000               (516,000)
                                                                   ------------           ------------           ------------
      Net cash used in operating activities                          (6,308,000)           (10,440,000)           (37,171,000)
                                                                   ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets including
  acquisition of land                                                (1,901,000)            (2,528,000)           (12,300,000)
Purchases of short-term investments                                                                                (8,295,000)
Proceeds from sales of short-term investments                                                2,795,000              8,295,000
Cost of patents                                                         (29,000)                                      (81,000)
                                                                   ------------           ------------           ------------
      Net cash (used in) provided by investing activities            (1,930,000)               267,000            (12,381,000)
                                                                   ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock                                                                   3,066,000
Net proceeds from sale of common stock                                                      17,563,000             35,941,000
Proceeds from exercise of common stock warrants                         345,000                584,000                929,000
Proceeds from exercise of common stock options                          135,000                 68,000                226,000
Proceeds from long-term debt                                                                 6,364,000             14,222,000
Net decrease in notes payable                                                                 (450,000)
Proceeds from sale and leaseback                                      2,180,000              2,109,000              7,589,000
Purchase of common stock warrant                                                                                     (280,000)
Purchase of common stock                                                                       (17,000)               (27,000)
Repayments of long-term debt                                         (1,219,000)            (4,713,000)            (7,069,000)
Increase in deferred offering costs
                                                                   ------------           ------------           ------------
      Net cash (used in) provided by financing activities             1,441,000             21,508,000             54,597,000
                                                                   ------------           ------------           ------------
      Net (decrease) increase in cash and cash
        equivalents                                                  (6,797,000)            11,335,000              5,045,000
      Cash and cash equivalents, beginning of
        period                                                       11,842,000              4,187,000
                                                                   ------------           ------------           ------------
      Cash and cash equivalents, end of period                     $  5,045,000           $ 15,522,000           $  5,045,000
                                                                   ============           ============           ============
Supplemental cash flow disclosures:
    Cash payments of interest                                      $    835,000           $    787,000           $  3,282,000
    Cash payments of income taxes                                        15,000                 15,000                 45,000
    Surrender of debt upon warrant exercise                              60,000                552,777                996,000

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


NOTE 3 - OTHER SIGNIFICANT CAPITAL TRANSACTIONS

      In July, the Company received gross proceeds of $1,197,000 as part of a $2,000,000 four-year sale-leaseback agreement with a lessor primarily to finance the purchase of a new generation needle assembly and packaging system. In consideration of the Lessor's agreement to execute the lease, the Company will issue 16,851 warrants to purchase common stock at an exercise price of $11.28 per share with an exercise period of five years from their date of issuance.

      In August, the Company received proceeds of $982,000 as part of a new $1,000,000 three-year sale-leaseback agreement with a lessor to finance the purchase of new equipment purchased within one year of the commencement date of the lease term. The Company has the option to purchase all but not less than all of the equipment for $1.00 at the end of the initial lease term.

NOTE 4 - COMMITMENTS

      As of September 30, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $1,127,000, and inventory purchase commitments outstanding of approximately $241,000.

NOTE 5 - SUBSEQUENT EVENTS

      In October, the Company received $48,000 as part of a new $150,000 three-year operating lease agreement with a lessor primarily to finance the purchase of new Computer Aided Design and Manufacturing equipment. The Company has the option to purchase all but not less than all of the equipment at the end of the lease term for the then fair market value, not to exceed 10% of the original equipment cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Bio-Plexus is a development stage company with limited sales of its products, the Punctur-Guard(R) blood collection needle and needle holders. From its inception in September 1987 through September 30, 1996, the Company recorded revenues of $3,001,000 and incurred cumulative ongoing losses from operations totaling $43,602,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of the Punctur-Guard(R) blood collection needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the Punctur-Guard(R) blood collection needle and holders.

      The Company has recently expanded its production capacity with a new generation needle assembly and packaging system which has been installed in its Vernon facility and is currently manufacturing product in conjunction with its other needle assembly machines.

      The Company has also continued its research and development efforts on new products including a needle disposal container, a winged intravenous set and an I.V. catheter. On June 27, 1996 the Company received its 510(k) approval from the Food and Drug Administration for its winged intravenous set, and on August 28, 1996, received approval for its needle disposal container. Limited sales of the winged intravenous set are anticipated to commence during the fourth quarter of 1996, with limited sales of the needle disposal container expected to follow during the first quarter of 1997.

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

      On September 26, 1996, the Company entered into a five-year agreement with a European distributor to market and sell the Company's products throughout Europe, specifically in France, Switzerland, Germany, and the United Kingdom. Pursuant to the agreement, the distributor has agreed to purchase initial inventory, to make minimum purchases in the future, and to maintain ample supplies of inventory.

      The Company anticipates continued sales growth during the remainder of 1996, but expects ongoing losses from operations to continue until significant additional increases in monthly sales and further reductions in manufacturing costs are achieved.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

      Revenues increased to $610,000 for the three months ended September 30, 1996 compared to $193,000 for the same period a year ago. The increase in sales is primarily the result of the expansion of the Company's marketing staff during late 1995 which generated new customers, and from the addition of a major new account in early 1996.

      Research and development expenses were $383,000 during the third quarter of 1996, compared to $392,000 for the three months ended September 30, 1995. These costs reflect the Company's continuing focus on improving and expanding production processes and tooling, as well as its ongoing efforts to develop new products.

      Other operating and engineering costs rose slightly from $1,071,000 for the three months ended September 30, 1995 to $1,096,000 for the third quarter of 1996 primarily as a result of supporting increased sales levels, offset by reductions in the Company's production workforce which occurred in the third quarter of 1995.

      Marketing, general and administrative expenses were $1,958,000 for the three months ended September 30, 1996 compared to $1,491,000 for the same period a year ago. The increase is primarily attributable to the Company's increased marketing activities and the expansion of its sales force at the end of 1995.

      Financing expenses were $378,000 for the third quarter of 1996 compared to $591,000 for the three months ended September 30, 1995. Financing expenses include interest expense and amortization of deferred debt financing expenses, less interest income. The overall decrease in financing expenses for the period resulted primarily from decreases in other interest expense and amortization deferred debt financing expenses due to the elimination of notes related to a bridge loan in the third quarter of last year. During this period, interest income also increased as compared to last year as a result of higher investment earnings from the proceeds of the Company's 1995 common stock offering.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

      Revenue increased to $1,793,000 for the nine months ended September 30, 1996 compared to $518,000 for the same period a year ago. The increase in sales is primarily the result of the expansion of the Company's marketing staff at the end of 1995 which generated new customers in 1996, and from the addition of a major new account in early 1996, as well as the sale of blood collection needles and holders to an Italian distributor in June 1996.

      Research and development expenses were $1,167,000 for the nine months ended September 30, 1996 compared to $1,301,000 for the nine months ended September 30 ,1995. The Company's efforts in each of these periods were primarily focused on improving the design and continuing development of the production processes for the Punctur-Guard(R) blood collection needle, and, during the nine months ended September 30, 1996, the focus was expanded to include the winged intravenous set, needle disposal container and I.V. catheter.

      Other operating and engineering costs were $3,097,000 for the nine months ended September 30, 1996 compared to $3,820,000 for the nine months ended September 30, 1995. The decrease in these costs primarily reflect a reduction in the Company's production work force which occurred in the third quarter of 1995 partially offset by additional efforts to support increased sales levels during this period.

      Marketing, general and administrative expenses were $5,382,000 for the nine months ended September 30, 1996, compared to $4,434,000 for the nine months ended September 30, 1995. These increases resulted primarily from the expansion of the Company's direct sales force and increased sales and marketing activities.

      Financing expenses were $1,019,000 for the nine months ended September 30, 1996 compared with $1,149,000 for the nine months ended September 30, 1995. Financing expenses include interest expense, and amortization of deferred debt financing expenses, less interest income. Other interest expense increased from $1,187,000 for the nine months ended September 30, 1995 to $1,250,000 for the same period in 1996 as a result of higher outstanding balances under equipment financing arrangements and a full period of expense on a term loan with the Connecticut Development Authority which was originated in March 1995. During this period, interest income increased by $167,000 as a result of higher investment earnings from the proceeds of the Company's 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for funds has increased from period to period as it has continued its research and development activities surrounding the Punctur-Guard(R) blood collection needle and its production processes, continued its research and development activities for new products, increased its capital expenditures on molds and production equipment, expanded sales staff and commenced commercial production of the blood collection needle. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities.

      Through September 30, 1996, the Company has received net proceeds of approximately $24,085,000 through borrowings and the sale of debt securities and $40,162,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was raised in the Company's 1995 common stock offering, $14,191,000 was raised in the Company's initial public offering and the balance of $8,396,000 was raised through the private placement of equity securities.

      As of September 30, 1996 the Company's principal source of liquidity was cash totaling $5,045,000, and accounts receivable of $251,000.

      The Company's primary cash requirement for the remainder of 1996 will be for working capital to sustain ongoing operations including debt service, and to continue its research and development efforts to improve and increase manufacturing capacity and capabilities and reduce manufacturing costs. The Company also will incur additional capital expenditures for molds and equipment both for its blood collection needle program as well as further research and development on its winged intravenous set and I.V. catheter. The Company has recently expanded its manufacturing capacity through the purchase of additional production equipment in a sale-leaseback financing arrangement at a cost of approximately $2,100,000, against which approximately $1,500,000 had been paid at September 30, 1996.

      The Company is considering a strategic partnership with another company to assist with the development and expansion of its product line, in particular, the I.V. catheter. The overall objective for the remainder of 1996 is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as either additional financing is secured or until a strategic partnership is deemed feasible. The Company believes that the remaining balance of the net proceeds from its 1995 public offering, which at September 30, 1996 totaled approximately $5,000,000, together with funds generated from increasing sales of its products and additional equipment lease financing will be sufficient to meet its ongoing cash requirements and planned expenditures for the blood collection needle program through 1996. In addition to considering a strategic partnership, the Company is reviewing other financing strategies that would allow it to fund operations in 1997, accelerate development of its new products, and to develop the equipment and production molds needed during the coming year.

      Failure to raise needed capital would have an adverse effect on the Company's operations, development plans and cash flows, as well as its ability to meet the net tangible asset requirement for continued listing on the Nasdaq Stock Market. As of September 30, 1996, the Company was not in compliance with the net tangible assets requirement as set forth in the NASD By-Laws. The Company is reviewing various alternatives to increase its net tangible assets. If the Company is unable to meet the Nasdaq requirement for the National Market, it believes its stock would qualify for listing on the Nasdaq Small Capitalization Market, but there can be no assurance that this will occur.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      The Company held its 1996 Annual Meeting of Shareholders on July 17, 1996. Matters that were acted upon included: the election of the Board of Directors; two amendments to the Company's Certificate of Incorporation; an amendment to the Company's 1991 Long Term Incentive Plan; and confirmation of the appointment of Price Waterhouse LLP as independent public accountants for the current fiscal year.

      Five persons were elected as members of the Board of Directors. They included: Ronald A. Haverl, Martin M. Lilienthal, Richard D. Ribakove, Carl R. Sahi and Milton Stoller.

     The votes cast were as follows:

<Capion>
     Nominee                      Votes For                 Votes Withheld
     -------                      ---------                 --------------
Ronald A. Haverl                  16,108,017                    25,025
Martin M. Lilienthal              16,105,074                    27,968
Richard D. Ribakove               16,095,882                    37,160
Carl R. Sahi                      16,109,517                    23,525
Milton Stoller                    16,101,782                    31,260

      The shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of shares of Common Stock the Company is authorized to issue from 10,000,000 to 12,000,000. The amendment required the vote of all shareholders and a vote of the holders of Common Stock voting separately as a class. The amendment was approved by the following vote of the holders of Common Stock: for: 5,921,489; against: 148,037; abstain: 63,516; and by the following vote of all shareholders: for: 15,921,489; against: 148,037; abstain: 63,516. There were no broker non-votes.

      The shareholders also approved a second amendment to the Company's Certificate of Incorporation. The amendment authorizes the Board of Directors to establish committees of the Board and delegate all or a portion of the power and authority of the Board to such committees. The amendment was approved on the following vote: for: 15,991,063; against: 101,389; abstain: 40,595. There were no broker non-votes.

      The shareholders also approved an amendment of the Company's 1991 Long Term Incentive Plan. The amendment increases the number of shares of Common Stock subject to the plan from 750,000 to 1,000,000 shares. The amendment was approved on the following vote: for: 15,508,128; against: 422,931; abstain:
55,390. There were 146,593 broker non-votes.

      Finally, the shareholders confirmed the appointment of Price Waterhouse LLP as the independent accountants to examine the accounts of the Company for the current fiscal year and to report on the Company's financial statements for that period. The confirmation was made by the following vote: for: 16,106,686; against: 11,752; abstain: 14,604. There were no broker non-votes.

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Exhibits

            Exhibit 3.1 Certificate of Incorporation of the
                        Company as amended

            Reports on Form 8-K

            There were no reports on Form-8K for the quarter ended September 30, 1996.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Bio-Plexus, Inc.
                                                ----------------
                                                  (Registrant)





       November 13, 1996                    /s/ RONALD A. HAVERL
      ---------------------                     -------------------------
            (Date)                              Ronald A. Haverl
                                                Chairman of the Board, Chief
                                                Executive Officer, and Treasurer
                                                (Principal Executive, Financing
                                                and Accounting Officer

                                 EXHIBIT INDEX

Exhibit 3.1  Certificate of Incorporation of the Company as amended