Form 10-K
period 1996-12-31
BIO PLEXUS INC
filed 1997-04-15
CIK 865532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-24128

                                BIO-PLEXUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CONNECTICUT                                    06-1211921
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                               384 Q MERROW ROAD
                           TOLLAND, CONNECTICUT 06084
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (860) 871-8601
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS:

                           Common stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant at March 31, 1997, was $30,484,406.

     On March 31, 1997, there were 7,517,869 outstanding shares of the Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                                BIO-PLEXUS, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

                                            PART I
Item 1.    Business......................................................................     1
Item 2.    Properties....................................................................     5
Item 3.    Legal Proceedings.............................................................     5
Item 4.    Submission of Matters to a Vote of Security Holders...........................     5

                                            PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....     5
Item 6.    Selected Financial Data.......................................................     6
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................     7
Item 8.    Financial Statements and Supplementary Data...................................    10
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................    10

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant............................    11
Item 11.   Executive Compensation........................................................    11
Item 12.   Security Ownership of Certain Beneficial Owners and Management................    11
Item 13.   Certain Relationships and Related Transactions................................    11

                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............    11

                                     PART I

ITEM 1.  BUSINESS

  General Development of Business

     Bio-Plexus, Inc. (the Company or Bio-Plexus), was incorporated in Connecticut in 1987 for the purpose of designing, developing, manufacturing and selling safety medical products. Since inception, the Company's primary focus has been the design, development, testing and evaluation of its first product, a self-blunting blood collection needle which reduces the risk of accidental needlesticks, and the design and development of the molds, machinery and systems used to manufacture the blood collection needle. The Company markets the blood collection needle under the Punctur-Guard(R) name. In addition, the company markets a standard needle holder, and a new holder with a push-button release mechanism which allows the used needle to be disposed of more conveniently and quickly than a standard holder.

     In June 1993, the Company completed its clinical tests of the Punctur-Guard(R) blood collection needle and began selling the needle to hospitals, medical centers and other large volume users on a limited basis. In June 1994, the Company completed an initial public offering of 1,638,750 shares of common stock at $10 per share. Net proceeds to the Company were $14,191,000. Since June 1994, the Company has concentrated on improving and expanding its overall manufacturing, sales and marketing operations. This includes the acquisition of a production facility, improvements to and the expansion of its production tooling and assembly equipment, and the improvement and expansion of its production processes and capacity. In addition, the Company has significantly expanded its marketing staff to establish direct sales coverage in all major U.S. markets, and has established a marketing and distribution agreement with one of the leading national distributors of medical products.

     In September 1995, the Company completed a secondary public offering of securities involving the sale of 1,725,000 shares of common stock at $11.25 per share. The net proceeds totaled $17,575,000, of which the Company utilized $4,000,000 to repay outstanding debt obligations. The balance was used for working capital to sustain ongoing operations, to purchase additional machinery and equipment, and to continue to improve and expand the Company's manufacturing and marketing operations, as well as to support research and development.

     During 1996, the Company continued its efforts to increase sales and improve and expand its manufacturing operations. In June, the Company installed a new needle assembly and packaging system at its Vernon facility, and began to market its products in Europe under separate distribution agreements with an Italian company and a European distributor.

     The Company also has continued its research and development of new products. In June 1996, it received 510(k) approval from the Food and Drug Administration for its winged intravenous set, and in August received approval for its needle disposal container. In addition, the Company has developed a prototype for an I.V. catheter which utilizes a self-blunting technology similar to its blood collection needle.

     Revenues increased by $1,829,000 to $2,743,000 in 1996 compared to $914,000 the prior year, and the Company anticipates continued sales growth in 1997. However, continued losses from operations are expected until significant additional increases in monthly sales and further reductions in manufacturing costs are achieved.

     During 1997, the Company will need to raise additional capital, and has begun to explore options including additional sources of debt and equity financing, as well as the possibility of establishing other strategic partnerships or other joint development arrangements with major health care companies. One such arrangement was established in January 1997, with Johnson & Johnson Medical, Inc. ("JJMI") See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Failure to raise the needed capital would have an adverse impact on the Company, and its ability to sustain operations beyond the first half of 1997. See "Management's Discussion and Analysis of Financial Condition and Results -- Liquidity and Capital Resources."

  Financial Information About Industry Segments

     Bio-Plexus operates in one industry segment which is the design, development, manufacture and sale of safety medical products and related accessories.

  Description of Business

     Bio-Plexus designs, develops, manufactures and sells safety medical products marketed under the Punctur-Guard(R) trademark. The Company's Punctur-Guard(R) needle is a patented safety needle which reduces the risk of accidental needlesticks through a self-blunting mechanism. The Punctur-Guard(R) needle is the only safety needle on the market which reduces the risk of accidental needlesticks prior to its removal from the patient.

     The Company's first Punctur-Guard(R) product is a blood collection needle. The Company manufactures and sells three varieties of blood collection needles, as well as two types of needle holders. The blood collection needle is similar in appearance, size, performance and general operation to standard blood collection needles, and works with substantially all standard blood collection accessories. Hospitals, doctors and other health care professionals use blood collection needles to obtain sufficient volume of blood for a variety of diagnostic procedures.

     The blood collection needle assembly consists of a mechanically activated, hollow, internal cannula with a blunt end, called a blunting member, placed within a blood collection needle. The blunting member advances through the needle by applied mechanical pressure. When the needle is inserted into the patient, the blunting member is in its retracted position. Prior to removing the needle from the patient, the operator applies slight additional downward force to the blood collection tube, allowing the blunting member to advance forward and lock into place beyond the needle's tip. The blunting member does not cause any additional patient discomfort, and because it is hollow, fluids flow through the needle in the same manner as through standard blood collection needles.

     The Company assembles the purchased components of its Punctur-Guard(R) blood collection needles on automated assembly machines. During 1996, the Company purchased additional assembly and packaging equipment, which was placed in service on a limited basis in June. The Company continues to refine and improve the new equipment which, when fully operational, is expected to result in sufficient capacity to meet its production needs at least through the balance of 1997.

     The Company also continued its focus on the development of new products during 1996, including the development of an I.V. catheter, a winged intravenous set, and a needle disposal container. On June 27, 1996 the Company received its 510(k) approval from the Food and Drug Administration for its winged intravenous set, and on August 28, 1996 received approval for its needle disposal container. (See Products Under Development).

  Marketing

     Commercial sales of the Company's Punctur-Guard(R) blood collection needle commenced in June 1993 on a limited basis. The Company employs a sales staff which markets directly to customers. Initially, due to limited production capacity, marketing efforts were directed at the hospitals, medical centers and clinics where the needle was tested. As production capacity and capabilities have expanded, the Company has expanded its marketing efforts to other large volume users in specific geographic areas through direct sales presentations, demonstrations and product trials. The Company's experience has demonstrated that it can take up to seven or eight months to complete the sales cycle at large institutions.

     On March 16, 1995, the Company entered into a domestic distribution and marketing agreement with Allegiance Healthcare Corporation ("Allegiance", formerly "Baxter Healthcare Corporation") a worldwide leader in sales, distribution and manufacturing of medical products. Pursuant to the agreement, the Company retains primary responsibility for marketing its products. Allegiance supports the Company's marketing efforts with marketing promotions for the Company's products and stocks the Company's products in Allegiance's warehouse locations. Allegiance is compensated based on a percentage of sales. To date, the Allegiance agreement has not had a significant effect on sales growth.

     During 1996, the Company initiated an effort to market its products overseas through the use of distributors to assist in marketing the Company's products internationally. On June 3, 1996 the Company entered into an agreement with an Italian company to market and sell the Company's products throughout Italy. Pursuant to the agreement, the distributor purchased initial inventory, agreed to make minimum purchases in the future, and agreed to maintain ample supplies of inventory. The Company agreed to fund certain initial marketing expenses to assist the distributor in promoting the Companies products in Italy. On September 26, 1996, the Company entered into an agreement with a European distributor to market and sell the Company's products in France, Switzerland, Germany and the United Kingdom. Pursuant to the agreement, the distributor has agreed to purchase initial inventory, to make minimum purchases in the future, and to maintain ample supplies of inventory. To date, the selling price to foreign distributors has been lower than the average selling price to domestic customers.

     The Company has expanded its account base in 1996, and increased the rate of shipments, resulting in a growth in revenues to $2,743,000 in 1996, compared to $914,000 the prior year.

  Products under Development

     The Company has designed and constructed a prototype intravenous (I.V.) catheter using its self-blunting needle technology. An I.V. catheter is a flexible tube that is used to inject or continuously flow fluids into a patient. I.V. catheters are inserted into a patient by a needle within the flexible catheter tube.

     The Company has also designed and constructed a prototype winged intravenous set using its self-blunting needle technology. A winged intravenous set is a small needle with a pair of plastic wings which gives the health care worker the ability to control the needle for very precise vein insertion. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. The Company expects to begin marketing winged sets in limited quantities during 1997.

     During 1996, the Company had limited sales of its new Drop-It(TM) holder and continued development of a prototype for a new container which would be used by health care workers to safely dispose of the Company's used blood collection needles. The Company hopes the combination of additional accessory products will have a positive impact on its sales of the blood collection needle, but there can be no assurance that such positive impact will occur.

  Raw Materials

     The Company's Punctur-Guard(R) blood collection needle has seven components. The component parts are purchased from outside suppliers which manufacture the components according to drawings and specifications provided by the Company. The materials used in the components are plastics, rubber and stainless steel and are available from a number of sources.

     The Company owns or otherwise controls all production molds and tooling used by its suppliers to manufacture critical plastic and rubber parts. Rubber parts are currently manufactured by a single major supplier. Subgroups of plastic parts are manufactured by separate single major suppliers. The Company currently has one supplier of cannula which is located in a foreign country and has multiple manufacturing sources. Lead times on cannula orders are several months. While alternative manufacturers are available, changes in the Company's suppliers could disrupt production schedules and adversely affect the Company.

  Patents, Proprietary Rights and Trademark

     The Company holds a United States utility patent for a self-blunting needle using an internal cannula design which expires in 2006. The patent is broad enough to include a number of applications, including the blood collection needle, the winged intravenous set, and the I.V. catheter. The Company has obtained patents for its self-blunting needle design, and has corresponding patent applications pending, in a number of foreign countries. There can be no assurance, however, that patents will be issued from any pending patent application. The Company also has applied for patent protection on its new Drop-It(TM) holder and intends to file in the near future a patent application on its needle disposal container.

     The Company considers the design of its needle assembly machines and certain other features of its manufacturing systems to be proprietary information. The Company protects such information through employee confidentiality agreements and limited access to its facilities.

     "Punctur-Guard(R)" is a trademark registered with the United States Patent and Trademark Office. The Company considers this mark and the associated name recognition to be valuable to its business. Applications have also been filed for trademark registration on the name "Bio-Plexus" and for the new "Drop-It(TM)" holder. The Company considers its patents, other proprietary information and trademarks to be valuable assets of its business.

  Seasonality of Business

     Sales of the Company's products are not subject to material seasonal variations.

  Backlog

     As a result of purchasing practices typical to the medical supply industry in which the Company operates, there is no material backlog of unfilled orders.

  Competition

     The leading manufacturers of standard blood collection needles are Becton-Dickinson and Company, Sherwood Medical Company, Inc., and Terumo Medical Corporation of Japan. Becton-Dickinson and Sherwood also market safety needle products. There are also a number of smaller manufacturers of safety needle devices. The Punctur-Guard(R) needle competes with the standard and safety needles manufactured by these companies. The major competitors of the Company have longer operating histories and are substantially larger, better financed and better positioned in the market than the Company. Some of these larger competitors have multiple products which are sold to the Company's current and/or targeted customers, giving them a potential marketing advantage. The Company currently has three varieties of the Punctur-Guard(R) needle and two needle holders for sale.

     Standard blood collection needles compete on the basis of price, with little product differentiation. Safety needle devices compete on the basis of price, operating features, convenience and safety. The Company's safety needle sells for approximately the same price as other blood collection safety needles, which is approximately three to four times the price of standard blood collection needles. The Company competes with standard needles on the basis that its safety needle is cost effective when the direct costs to the average hospital for an accidental needlestick are factored in. The Company competes with other safety needle devices on the market on the basis of its similarity in convenience and use to standard needles. All other current safety needle devices on the market use an external sheath design which requires the operator to alter his blood drawing procedure from that used on standard needles.

  Research and Development

     The Company has devoted substantially all of its efforts since its formation to research and development of the Punctur-Guard(R) blood collection needle and the production processes needed to manufacture the blood collection needle. More recently, the Company has increased its efforts related to new products. Research and development expenses were $1,466,000 for the year ended December 31, 1994, $1,668,000 for the year ended December 31, 1995, and $1,511,000 for the year ended December 31, 1996.

     During 1997, the Company plans to maintain its current focus on improvements to and the expansion of the production process for its blood collection needle and to continue its research and development efforts on the new products described above. However, there can be no assurance that such effort will be successful.

  Environmental Matters

     Compliance with federal, state and local laws and regulations enacted to regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the Company's business.

  Employees

     As of March 31, 1997, Bio-Plexus employed 119 people including 22 research and development employees, 39 production employees and 58 sales, marketing and administrative employees. The Company's employees are not represented by a labor union, and the Company believes its employee relations are good.

ITEM 2.  PROPERTIES

     The Company owns and leases property in the state of Connecticut. The Company leases approximately 8,000 square feet of administrative office space and 9,500 square feet of warehouse space in a modern office park in Tolland, Connecticut. Such leases expire in November 1999 and do not contain an option to extend the term of the leases. The Company leases approximately 16,100 square feet of industrial and office space in Willington, Connecticut, where the Company has built its needle assembly machines and performs certain engineering functions. The Willington lease expires at the end of 1997.

     On October 28, 1994, the Company acquired a 37,500 square foot facility on
5.6 acres in Vernon, Connecticut. The facility comprises manufacturing, warehouse and office space. The Company relocated substantially all of its manufacturing and warehouse operations to the Vernon facility during the first quarter of 1995.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

     The Company is not party to any litigation or legal proceedings material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock is traded on Nasdaq under the symbol BPLX. The following table shows the quarterly high and low closing price on Nasdaq for a share of the Company's common stock for each quarter in the years ended December 31, 1995 and 1996:

                                                         1995                      1996
                                                   -----------------         ----------------
               YEAR ENDED DECEMBER 31               HIGH       LOW            HIGH       LOW
                                                   ------     ------         ------     -----
    First Quarter................................  $16.00     $12.25         $11.25     $9.50
    Second Quarter...............................  $15.50     $10.25         $12.25     $9.75
    Third Quarter................................  $13.25     $10.75         $10.50     $6.88
    Fourth Quarter...............................  $12.75     $ 8.00         $11.13     $4.13

     As of March 13, 1997 there were 549 holders of record of the Company's common stock.

     The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends for the foreseeable future.

     On June 28, 1996 the Company issued warrants to purchase 16,851 shares of common stock to an equipment lessor at an exercise price of $11.28 per share with an exercise period of five years. The warrants were issued as an inducement to secure additional equipment lease financing in the amount of $2,000,000. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     During 1996, the Company issued 123,278 shares of common stock to certain holders of notes and related warrants who exercised the warrants for common stock by the surrender of the notes. The notes and warrants were issued in a 1993 private placement. The shares of common stock were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
     STATEMENT OF OPERATIONS DATA:            1996            1995            1994            1993          1992
                                           ----------      ----------      ----------      ----------      -------
                                                                   (DOLLARS IN THOUSANDS)
Revenues...............................    $    2,743      $      914      $      267      $       27      $    --
                                              -------      ----------      ----------      -------- --     -------
Costs and expenses:
  Research and development.............         1,511           1,668           1,466           1,110        1,099
  Other operating and engineering
     costs.............................         5,656           4,864           3,829           1,634          523
  Selling, general and
     administrative....................         6,949           5,964           3,442           1,623        1,039
                                              -------      ----------      ----------      -------- --     -------
Total operating costs and expenses.....        14,116          12,496           8,737           4,367        2,661
Financing expenses, net................         1,497           1,455           1,174             839          400
                                              -------      ----------      ----------      -------- --     -------
Net loss before extraordinary items....    $  (12,870)     $  (13,037)     $   (9,644)     $   (5,179)     $(3,061)
                                                                           ==========      ==========      =======
                                              -------      ----------
Extraordinary item (1)
  Loss on early extinguishment of debt,
     net of income taxes of nil........            --             979
                                              -------      ----------
Net loss after extraordinary item......    $  (12,870)     $  (14,016)
                                              =======      ==========
Net loss per common share before
  extraordinary item...................    $    (1.89)     $    (2.48)
                                              =======      ==========
Net loss per common share after
  extraordinary item...................    $    (1.89)     $    (2.67)
                                              =======      ==========
Weighted average common shares
  outstanding..........................     6,815,936       5,256,997
                                           ==========      ==========
Unaudited pro forma net loss per common
  share (2)............................                                    $    (2.64)     $    (1.68)
                                                                           ==========      ==========
Unaudited pro forma weighted average
  common shares outstanding (2)........                                     3,536,774       2,698,525
                                                                           ==========      ==========

                                                                 DECEMBER 31,
                                             -----------------------------------------------------
            BALANCE SHEET DATA:                1996       1995        1994        1993      1992
                                             --------   --------     -------     -------   -------
Working capital (deficiency)...............  $ (1,413)  $ 12,017     $ 6,152     $ 1,516   $   (66)
Total assets...............................    12,820     23,389      14,739       6,159     2,554
Long-term debt.............................     7,407      9,099       6,715       5,729     1,097
Total shareholders' equity (deficit).......      (713)    10,751       4,690      (1,972)      155

---------------

(1) Extraordinary items are described in Note 2 to the Financial Statements.
(2) Unaudited pro forma net loss per common share and unaudited pro forma weighted average common shares outstanding are described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in September 1987 through December 31, 1996, Bio-Plexus has incurred cumulative ongoing losses totaling $47,600,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle.

     Revenues increased by $1,829,000 in 1996 to $2,743,000, while operating costs and expenses increased by $1,620,000 to $14,116,000. During 1996, the Company added a new needle assembly and packaging system and continued its efforts to improve and expand its production processes. In addition, the Company accelerated its research and development efforts on new products.

     The Company is currently constructing production equipment and tooling for winged intravenous sets which it expects to begin marketing on a limited basis in 1997. With the addition of the new blood collection needle assembly and packaging system, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for the balance of 1997 when the new system is fully operational. The Company also continues to review its cost of operations. In order to achieve profitability, further significant reductions in per-unit manufacturing costs and increases in sales and manufacturing capacity and capabilities are necessary. The Company expects substantial progress in sales growth during 1997, but expects that ongoing losses from operations will continue at least for the balance of the year.

     During 1996, the Company continued its discussions with a number of major health care companies with a view toward establishing joint development, manufacturing and marketing agreements on one or more of its major product lines. In January 1997, the Company entered into a development and licensing agreement and a supply agreement with JJMI. Pursuant to the agreements, Bio-Plexus will develop and manufacture safety needle assemblies for JJMI, to become part of a new safety I.V. catheter to be manufactured and sold by JJMI, utilizing the Company's patented self-blunting needle design. JJMI will receive world-wide exclusive rights to the new catheter, and will purchase certain minimum quantities annually of safety needle assemblies, and pay Bio-Plexus certain minimum royalties annually, in accordance with separate supply and licensing agreements. In addition, JJMI has paid the Company $2,900,000 in licensing fees and funding for the research and development necessary to complete the design of the safety needle assemblies, and for development of production equipment and molds. JJMI will also provide up to $1,800,000 to acquire initial production equipment and molds.

     The Company believes that similar arrangements may be possible with one or more of the major health care companies for its blood collection needle line, the winged intravenous set and other future products, and intends to pursue this strategy during 1997. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease revenue per unit for the Company, as a result of sharing revenue with a strategic partner. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages of a possible decline in per unit revenue, or other disadvantages that may result from such agreements.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     The Company had revenues of $2,743,000 for the year ended December 31, 1996, compared with revenues of $914,000 for the prior year. The increase in sales is attributable to the addition of a major new account in 1996, the expansion of its account base, and the initiation of sales overseas through certain European distributors, which generated 21% of the Company's total sales in 1996.

     Research and development expenses were $1,511,000 for the year ended December 31, 1996, compared to $1,668,000 for the prior year. The Company's efforts in each of these periods reflects the continuing focus on improving the design and continuing development of needle assembly systems for the blood collection needle, and the production molds used to produce its plastic components, as well as its efforts to develop new products. The decrease in these costs in 1996 resulted in part from a reduction in engineering resources devoted to the development of new machinery and equipment for the blood collection program, which was made possible as a result of the purchase of new machinery from outside vendors.

     Other operating and engineering costs were $5,656,000 for the year ended December 31, 1996, compared with $4,864,000 for the prior year. The increase in these costs resulted primarily from charges associated with the removal of three machines from the production of blood collection needles, when the Company acquired a new assembly and packaging system. The existing machines will, in part, be reallocated to the production machines for other products.

     Selling, general and administrative expenses were $6,949,000 for the year ended December 31, 1996, compared with $5,964,000 for the prior year. This increase resulted primarily from the full-year effect of the 1995 increases in marketing staff and related activities, as well as the initiation in 1996 of efforts to market the Company's products overseas. In addition, general and administrative expenses increased primarily due to additional administrative staff at the Vernon facility, as well as increased expenditures by the Company for public relations and consulting services.

     Financing expenses for the year ended December 31, 1996 were $1,497,000, compared to $1,455,000 for the prior year. Financing expenses include interest expense, accretion of the repurchase premium on the CII Note and amortization of deferred debt financing expenses, less interest income.

     Other interest expense increased from $1,594,000 in 1995, to $1,745,000 in 1996, as a result of higher average outstanding balances under the Company's equipment lease financing.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     The Company had revenues of $914,000 for the year ended December 31, 1995 compared with revenues of $267,000 for the prior year. The increase in sales is attributable primarily to the expansion of the sales staff in 1995, and the introduction of its 22 gauge needle in January 1995.

     Research and development expenses were $1,668,000 for the year ended December 31, 1995 compared with $1,466,000 for the prior year. The Company's efforts in each of these periods reflects the continuing focus on improving the design of the Punctur-Guard(R) blood collection needle as well as the production molds used to produce its plastic components, and on improving the design and continuing development of needle assembly systems for the blood collection needle. The increase in these costs in 1995 resulted primarily from the full-year effect of staffing increases that had occurred in 1994.

     Other operating and engineering costs were $4,864,000 for the year ended December 31, 1995 compared with $3,829,000 for the prior year. The increase in these costs resulted primarily from an overall increase in production activities in 1995, from additional payroll expenses related to staff expansion in late 1994 and early 1995 and from increased depreciation charges on capital investments including a full year on the new Vernon facility and increased investment in new equipment and molds.

     Selling, general and administrative expenses were $5,964,000 for the year ended December 31, 1995 compared to $3,442,000 for the prior year. This increase resulted primarily from the hiring of additional marketing staff in late 1994 and early 1995 as the Company increased its effort to establish broader national sales coverage. Administrative and supervisory staff also increased as the Company expanded its manufacturing operations and moved to the Vernon facility. Certain other administrative expenses increased over the prior year as a result of the Company's second public offering of securities and other financing.

     Financing expenses were $1,455,000 for the year ended December 31, 1995 compared with $1,174,000 for the year ended December 31, 1994. In addition, the Company incurred an extraordinary charge of $979,000 in the third quarter of 1995, related to the extinguishment of debt. Financing expenses include interest expense, accretion of repurchase premium on the CII Note (see below), and amortization of deferred debt financing expenses, less interest income.

     In January 1992, the Company received a loan from Connecticut Innovations, Inc. ("CII") and issued a note to CII in the amount of $1,050,000. Under the terms of the note, CII could have required the Company to repurchase the note at a 25% premium compounded annually if the Company did not complete a public offering prior to January, 1997. CII converted this note to common stock on June 29, 1994, when the Company completed its initial public offering on June 21, 1994, and therefore there were no charges related to the repurchase premium in 1995, as compared to $205,000 in 1994.

     Other interest expense increased from $1,068,000 in 1994, to $1,594,000 in 1995, as a result of higher average outstanding balances under the Company's equipment lease financing, a full year of interest on the $1,350,000 mortgage loan for the Vernon facility acquired in late 1994, a new loan from the Connecticut Development Authority (CDA) in the amount of $2,500,000 in March of 1995, a new sale-leaseback financing of $1,000,000 in July 1995, and $4,000,000 in Private Placement Notes in August 1995. Interest expense on the aforementioned financing, includes the amortization of debt discount which arose from the issuance of detachable warrants with such debt. In addition, deferred financing expenses increased by $68,000 in 1995, as a result of the above financing. Interest income increased due to higher average balances on the Company's short-term investment of the proceeds of the 1995 public offering compared to cash balances the prior year.

     The extraordinary charge of $979,000 in 1995, resulted from unamortized debt discount of $226,000 related to the early extinguishment of a 1993 CDA loan which was retired in July 1995, and from the unamortized debt discount of $584,000, and deferred financing costs of $121,000 both of which were associated with the Private Placement Note offering in August 1995, which was retired from the proceeds of the 1995 public offering. The extraordinary charge also includes unamortized deferred financing costs of $48,000 related to a $1,000,000 financing commitment secured in August 1995, which expired upon the completion of the public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for additional funds has continued from period to period, as a result of its ongoing research and development activities surrounding the Punctur-Guard(R) blood collection needle and production processes, its need for additional capital expenditures on molds and production equipment, its efforts to develop new products, and the expansion of its sales staff. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through December 31, 1996, the Company has received net proceeds of approximately $24,140,000 through borrowings and the sale of debt securities and $40,169,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $8,403,000 was received through the private placement of equity securities.

     In July 1996, the Company drew down approximately $1,200,000 as part of a new $2,000,000 lease financing commitment for the Company's new needle assembly and packaging system. At December 31, 1996, the Company had paid approximately $1,550,000 of the expected total cost of the machine of approximately $2,129,000.

     As of December 31, 1996, the Company's principal source of liquidity was cash and short-term investments totaling $1,322,000. The Company invests its excess cash with a local bank in a short-term investment account backed by Treasury obligations and other federal agency obligations.

     On February 18, 1997, the Nasdaq Stock Market informed the Company that it would move the Company's securities to the Nasdaq SmallCap Market effective February 20, 1997, based on the Company's failure to meet the National Market listing requirements. To maintain its listing on the SmallCap Market, the Company will need to meet its ongoing listing requirements, including its net tangible asset requirement. At the time of the move to the SmallCap Market, Nasdaq informed the Company it met the SmallCap Market initial listing requirements.

     The Company's primary cash requirement for 1997 will be for working capital to sustain ongoing operations including debt service, and to continue its research and development efforts to improve and increase manufacturing capacity and capabilities and reduce manufacturing costs. The Company also anticipates additional capital expenditures both for its blood collection needle program as well as new products, including further research and development on its winged intravenous set and I.V. catheter. The Company is considering the development of a strategic partnership with one or more major companies to assist with the development and expansion of its product line, in addition to the agreement it already has in place with JJMI on the I.V. catheter. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as either additional financing is secured or until it determines that additional strategic partnerships are feasible. In addition to the $2,900,000 in proceeds received from JJMI in January 1997, the Company completed a $5,000,000 convertible debenture financing on January 30, 1997 with net proceeds of $4.7 million. Based on the above, the Company believes these proceeds, together with funds generated from sales of its products, will be sufficient to fund its cash requirements for the first half of 1997. These estimated cash requirements do not include significant expenditures in new product areas and amounts needed could vary based on the actual growth of sales and the level of additional investment and time required to further increase manufacturing capacity and capabilities, and reduce manufacturing costs. In addition to considering strategic partnerships, the company is reviewing alternative financing strategies to raise the funds it will need in the second half of 1997, and is also reviewing opportunities to reduce overhead costs. Failure to raise needed capital would have an adverse effect on the Company and its ability to sustain operations beyond the first half of 1997.

     To date the Company has not been adversely impacted by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index to financial statements and financial statement schedules as Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Incorporated by reference to the Company's definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

       (1) FINANCIAL STATEMENTS

       Listed on page F-1 of the Financial Statements.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1996.

     (c) Exhibits

EXHIBIT
  NO.                   DESCRIPTION                               METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
   1.1    Form of Underwriting Agreement between      Incorporated by reference to Exhibit 1.1
          Advest, Inc. and the Company.               to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   1.2    Form of Advest, Inc. Warrant.               Incorporated by reference to Exhibit 1.2
                                                      to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   1.3    Form of Advest, Inc. Registration Rights    Incorporated by reference to Exhibit 1.3
          Agreement.                                  to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   1.4    Form of Underwriting Agreement among        Incorporated by reference to Exhibit 1.1
          Advest, Inc. as representative of the       to the Registrant's Amendment No. 2 to
          several underwriters named therein and      the registration statement on Form S-1
          the Company.                                filed on September 15, 1995 (File No.
                                                      33-95554).
   3.1    Certificate of Incorporation of the         Incorporated by reference to Exhibit 3.1
          Company, as amended.                        to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended
                                                      September 30, 1996 (File No. 30-24128).
   3.2    Bylaws of the Company.                      Incorporated by reference to Exhibit 3.2
                                                      to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   4.1    Loan Agreement, dated January 7, 1992,      Incorporated by reference to Exhibit 4.1
          between the Company and CII.                to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   4.2    Loan Agreement dated July 27, 1993,         Incorporated by reference to Exhibit 4.2
          between the Company and CDA.                to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   4.3    Form of Unsecured Term Notes with           Incorporated by reference to Exhibit
          Detachable Warrants to Purchase Common      10.4 to the Registrant's registration
          Stock.                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   4.4    Loan Agreement, dated March 7, 1995,        Incorporated by reference to Exhibit 4.4
          between the Company and the CDA.            to the Registrant's Annual Report on
                                                      Form 10-K filed on March 30, 1995 (File
                                                      No. 0-24128).
   4.5    Promissory Note, dated October 28, 1994,    Incorporated by reference to Exhibit 4.5
          between the Company and Victor and          to the Registrant's Annual Report on
          Margaret DeMattia.                          Form 10-K filed on March 30, 1995 (File
                                                      No. 0-24128).
  10.1    Lease, dated March 7, 1989, between the     Incorporated by reference to Exhibit
          Company and T&S Limited Partnership, as     10.1 to the Registrant's registration
          amended.                                    statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).

EXHIBIT
  NO.                   DESCRIPTION                               METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
  10.2    Royalty Agreement, dated November 6,        Incorporated by reference to Exhibit
          1989, between the Company and CII, as       10.2 to the Registrant's registration
          amended.                                    statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
  10.3    Master Lease Agreement, dated April 30,     Incorporated by reference to Exhibit
          1993, between the Company and Aberlyn       10.3 to the Registrant's registration
          Capital Management and its Affiliate,       statement on Form S-1 filed on April 1,
          Aberlyn.                                    1994 (File No. 33-77202).
  10.4    Purchase and Sale Agreement, as amended,    Incorporated by reference to Exhibit
          for 129 Reservoir Road, Vernon,             10.4 the Registrant's Annual Report on
          Connecticut, dated October 28, 1994,        Form 10-K filed on March 30, 1995 (File
          between the Company and Victor and          No. 0-24128).
          Margaret DeMattia.
  10.5    Lease, dated March 11, 1994, between the    Incorporated by reference to Exhibit
          Company and Thomas D. Buccino d/b/a The     10.5 to the Registrant's registration
          Mill Works.                                 statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
  10.6    Marketing and Distribution Agreement        Incorporated by reference to Exhibit
          dated March 16, 1995, between the           10.6 to the Registrant's Amendment No. 2
          Company and Allegiance.                     to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.7*   1991 Long-Term Incentive Plan.              Incorporated by reference to Exhibit
                                                      10.7 to the Registrant's Amendment No. 2
                                                      to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.8*   Stock Warrant granted by the Company to     Incorporated by reference to Exhibit
          Ronald A. Haverl.                           10.8 to the Registrant's Amendment No. 2
                                                      to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.9*   Stock Warrant granted by the Company to     Incorporated by reference to Exhibit
          Carl R. Sahi.                               10.9 to the Registrant's Amendment No. 2
                                                      to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
 10.10*   Stock Warrant granted by the Company to     Incorporated by reference to Exhibit
          Ronald A. Haverl.                           10.10 to the Registrant's Amendment No.
                                                      2 to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
 10.11*   Stock Warrant granted by the Company to     Incorporated by reference to Exhibit
          Carl R. Sahi.                               10.11 to the Registrant's Amendment No.
                                                      2 to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.12   Master Equipment Lease Agreement dated      Incorporated by reference to Exhibit
          as of March 8, 1995, between the Company    10.12 to the Registrant's Quarterly
          and Financing for Science International,    Report on Form 10-Q for the quarter
          Inc.                                        ended on June 30, 1995 (File No.
                                                      0-24128).
 10.13*   1995 Non-Employee Directors' Stock          Incorporated by reference to Exhibit
          Option Plan.                                10.13 to the Registrant's Quarterly
                                                      Report on Form 10-Q for the quarter
                                                      ended on June 30, 1995 (File No.
                                                      0-24118).

EXHIBIT
  NO.                   DESCRIPTION                               METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
  10.14   Note and Warrant Purchase Agreement,        Incorporated by reference to Exhibit
          Form of Private Placement Note, Security    10.14 to the Registrant's Quarterly
          Agreement, and Form of Warrant.             Report on Form 10-Q for the quarter
                                                      ended on June 30, 1995 (File No.
                                                      0-24128).
  10.15   Letter Agreement with Aberlyn Capital       Incorporated by reference to Exhibit
          Management Limited Partnership.             10.15 to the Registrant's Quarterly
                                                      Report on Form 10-Q for the quarter
                                                      ended on June 30, 1995 (File No.
                                                      0-24128).

---------------
* Management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIO-PLEXUS, INC.
                                          (REGISTRANT)

                                          By: /s/ RONALD A. HAVERL
                                            ------------------------------------
                                            Ronald A. Haverl
                                            Chairman, Chief Executive Officer,
                                            Treasurer and Director

Dated: April 15, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                      DATE
------------------------------------------  -----------------------------------  ---------------

         By: /s/ RONALD A. HAVERL           Chairman, Chief Executive Officer,   April 15, 1997
                                              Treasurer and Director (Principal
------------------------------------------    Executive, Financial and
             Ronald A. Haverl                 Accounting Officer)

           By: /s/ CARL R. SAHI             Director and President               April 15, 1997
------------------------------------------
               Carl R. Sahi

          By: /s/ MILTON STOLLER            Director                             April 15, 1997
------------------------------------------
              Milton Stoller

       By: /s/ RICHARD D. RIBAKOVE          Director                             April 15, 1997
------------------------------------------
           Richard D. Ribakove

                                BIO-PLEXUS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
FINANCIAL STATEMENTS:
Report of Independent Accountants.....................................................   F-2
Balance Sheet at December 31, 1996 and 1995...........................................   F-3
Statement of Operations for the years ended December 31, 1996, 1995 and 1994..........   F-4
Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994.........   F-5
Statement of Changes in Shareholders' Equity (Deficit) for the years ended December
  31, 1996, 1995 and 1994.............................................................   F-6
Notes to Financial Statements.........................................................   F-7

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bio-Plexus, Inc.

     In our opinion, the accompanying balance sheet and the related statement of operations, of cash flows and of changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Bio-Plexus, Inc. at December 31, 1996 and 1995, and the results of its operations, its cash flows and changes in shareholders' equity (deficit) for each of the three years in the period ended December 31, 1996, and for the period from December 31, 1993 through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net working capital deficit and shareholders' deficit due to recurring net losses from operations raising substantial doubt about the Company's ability to continue as a going concern through December 31, 1997. Management's plans in regards to these matters are also described in Note 1, and include raising additional capital (through strategic partnerships or otherwise), increasing sales volume and reducing costs in 1997. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

Hartford, CT
April 11, 1997

                                BIO-PLEXUS, INC.

                                 BALANCE SHEET

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                      1996             1995
                                                                   -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents......................................  $ 1,322,000     $ 11,842,000
  Accounts receivable............................................      386,000          138,000
  Inventories:
     Raw materials...............................................    1,314,000        1,408,000
     Work-in-process.............................................      271,000          150,000
     Finished goods..............................................      271,000        1,071,000
                                                                   ------------    ------------
                                                                     1,856,000        2,629,000
                                                                   ------------    ------------
  Other current assets...........................................      430,000          228,000
                                                                   ------------    ------------
     Total current assets........................................    3,994,000       14,837,000
                                                                   ------------    ------------
  Fixed assets, net (Note 3).....................................    8,305,000        8,262,000
  Deferred debt financing expenses...............................      164,000          260,000
  Patents, net of amortization...................................       55,000           30,000
  Other assets...................................................      302,000               --
                                                                   ------------    ------------
                                                                   $12,820,000     $ 23,389,000
                                                                   ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt (Note 4).....................  $ 3,225,000     $  1,663,000
  Accounts payable and accrued expenses..........................    1,693,000          685,000
  Accrued interest payable.......................................       27,000           29,000
  Accrued employee costs.........................................      462,000          443,000
                                                                   ------------    ------------
     Total current liabilities...................................    5,407,000        2,820,000
                                                                   ------------    ------------
CII debt, net (Note 4)...........................................      131,000          116,000
Other long-term debt, net (Note 4)...............................    7,276,000        8,983,000
Accrued financing expense -- CII debt (Note 4)...................      550,000          550,000
Redeemable Class A common stock (Note 6).........................       20,000           20,000
Redeemable common stock warrants (Note 6)........................      149,000          149,000
Commitments (Note 10)
Shareholders' equity (deficit) (Note 6)
  Common stock, no par value, 12,000,000 authorized, 7,046,552
     and 6,568,938 shares issued and outstanding.................   46,887,000       45,481,000
  Accumulated Deficit............................................  (47,600,000)     (34,730,000)
                                                                   ------------    ------------
     Total shareholders' equity (deficit)........................     (713,000)      10,751,000
                                                                   ------------    ------------
                                                                   $12,820,000     $ 23,389,000
                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC

                            STATEMENT OF OPERATIONS

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1996             1995            1994
                                                    ------------     ------------     -----------
Revenue...........................................  $  2,743,000     $    914,000     $   267,000
                                                    ------------     ------------     -----------
Costs and expenses:
  Research and development........................     1,511,000        1,668,000       1,466,000
  Other operating and engineering costs...........     5,656,000        4,864,000       3,829,000
  Selling, general and administrative.............     6,949,000        5,964,000       3,442,000
                                                    ------------     ------------     -----------
          Total operating costs and expenses......    14,116,000       12,496,000       8,737,000
                                                    ------------     ------------     -----------
Financing expenses:
  CII debt:
     Interest expense.............................        28,000           60,000          89,000
     Amortization of deferred debt financing......        96,000          136,000          68,000
     Accretion of repurchase premium..............                                        205,000
  Other interest expense..........................     1,745,000        1,594,000       1,068,000
  Less: interest income...........................      (372,000)        (335,000)       (256,000)
                                                    ------------     ------------     -----------
          Total financing expenses................     1,497,000        1,455,000       1,174,000
                                                    ------------     ------------     -----------
Net loss before extraordinary items...............  $(12,870,000)     (13,037,000)    $(9,644,000)
                                                    ------------     ------------     -----------
Extraordinary item (Note 2):
  Loss on extinguishment of debt, net of income
     taxes of nil.................................            --          979,000
                                                    ------------     ------------
Net loss after extraordinary item.................  $(12,870,000)    $(14,016,000)
                                                    ============     ============
Net loss per common share before extraordinary
  item............................................  $      (1.89)    $      (2.48)
                                                    ============     ============
Net loss per common share after extraordinary
  item............................................  $      (1.89)    $      (2.67)
                                                    ============     ============
Weighted average common shares outstanding........     6,815,936        5,256,997
                                                    ============     ============
Unaudited pro forma net loss per common share
  (Note 2)........................................                                    $     (2.64)
                                                                                      ===========
Unaudited pro forma weighted average common shares
  outstanding (Note 2)............................                                      3,536,774
                                                                                      ===========

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                            STATEMENT OF CASH FLOWS

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  1996             1995            1994
                                                              ------------     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(12,870,000)    $(14,016,000)    $(9,644,000)
Adjustments to reconcile net loss to cash used by operating
  activities:
    Depreciation and amortization...........................     1,317,000        1,003,000         480,000
    Writedown of equipment to net realizable value..........       550,000           54,000
    Loss on early extinguishment of debt....................                        979,000
    Warrants granted........................................                                        118,000
    Accretion of repurchase premium.........................                                        205,000
    Amortization of deferred debt financing expenses........        96,000          136,000         147,000
    Amortization of debt discount...........................       454,000          519,000         330,000
    Increase in accounts receivable.........................      (248,000)         (60,000)        (59,000)
    Decrease (increase) in inventories......................       773,000       (1,613,000)       (617,000)
    Increase (decrease) in accounts payable and accrued
      liabilities...........................................     1,008,000          (33,000)         66,000
    Increase (decrease) in accrued interest payable.........        (2,000)          19,000        (153,000)
    Increase in accrued employee costs......................        19,000           34,000         216,000
    Other...................................................      (345,000)         259,000         (32,000)
                                                              ------------     ------------     -----------
         Net cash used in operating activities..............    (9,248,000)     (12,719,000)     (8,943,000)
                                                              ------------     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets including
  acquisition of land.......................................    (2,066,000)      (3,511,000)     (4,196,000)
Purchases of short-term investments.........................                                     (8,295,000)
Proceeds from sales of short-term investments...............                      2,795,000       5,500,000
Cost of patents.............................................       (29,000)
                                                              ------------     ------------     -----------
         Net cash used in investing activities..............    (2,095,000)        (716,000)     (6,991,000)
                                                              ------------     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock......................                     17,575,000      14,191,000
Proceeds from exercise of common stock warrants.............       345,000          584,000
Proceeds from exercise of common stock options..............       142,000           68,000          18,000
Proceeds from long-term debt................................                      6,364,000       1,978,000
Net (decrease) increase in notes payable....................                       (450,000)        450,000
Proceeds from sale and leaseback............................     2,228,000        2,109,000       1,321,000
Purchase of common stock....................................                        (17,000)        (10,000)
Repayments of long-term debt................................    (1,892,000)      (5,143,000)       (483,000)
Decrease in deferred offering costs.........................                                        273,000
                                                              ------------     ------------     -----------
         Net cash provided by financing activities..........       823,000       21,090,000      17,738,000
                                                              ------------     ------------     -----------
         Net (decrease) increase in cash and cash
           equivalents......................................   (10,520,000)       7,655,000       1,804,000
         Cash and cash equivalents, beginning of period.....    11,842,000        4,187,000       2,383,000
                                                              ------------     ------------     -----------
         Cash and cash equivalents, end of period...........  $  1,322,000     $ 11,842,000     $ 4,187,000
                                                              ============     ============     ===========
Supplemental cash flow disclosures:
  Cash payments of interest.................................  $  1,276,000     $  1,202,000     $   937,000
  Cash payments of income taxes.............................        15,000           24,000           6,000
  Surrender of debt upon warrant exercise...................     1,110,000          698,000         238,000

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                        COMMON STOCK
                                                  -------------------------     ACCUMULATED
                                                   SHARES         AMOUNT          DEFICIT           TOTAL
                                                  ---------     -----------     ------------     ------------
Balance -- December 31, 1993....................  2,364,895     $ 9,098,000     $(11,070,000)    $ (1,972,000)
Exercise of stock options.......................      3,000          18,000                            18,000
Warrants issued.................................                    664,000                           664,000
Exercise of warrants............................     25,511         173,000                           173,000
Cash proceeds from sale.........................  1,638,750      14,191,000                        14,191,000
Conversion of CII Note..........................    262,500       1,270,000                         1,270,000
Purchase of common stock........................     (1,675)        (10,000)                          (10,000)
Net loss........................................                                  (9,644,000)      (9,644,000)
                                                  ---------     -----------     ------------     ------------
Balance -- December 31, 1994....................  4,292,981      25,404,000      (20,714,000)       4,690,000
Exercise of stock options.......................     39,500          68,000                            68,000
Warrants issued with debt.......................                    968,000                           968,000
Exercise of warrants............................    379,000         523,000                           523,000
Repurchase of shares............................    (38,742)       (523,000)                         (523,000)
Cash proceeds from sale.........................  1,725,000      17,575,000                        17,575,000
Exercise of CII warrants........................     93,667         584,000                           584,000
Conversion of warrants..........................     77,532         899,000                           899,000
Purchase of options.............................                    (17,000)                          (17,000)
Net loss........................................                                 (14,016,000)     (14,016,000)
                                                  ---------     -----------     ------------     ------------
Balance -- December 31, 1995....................  6,568,938      45,481,000      (34,730,000)      10,751,000
Exercise of stock options.......................    103,000         142,000                           142,000
Exercise of warrants............................    250,000         345,000                           345,000
Conversion of warrants..........................    124,614         850,000                           850,000
Warrants issued with debt.......................                     69,000                            69,000
Net loss........................................                                 (12,870,000)     (12,870,000)
                                                  ---------     -----------     ------------     ------------
Balance -- December 31, 1996....................  7,046,552     $46,887,000     $(47,600,000)    $   (713,000)
                                                  =========     ===========     ============     ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  FORMATION AND OPERATIONS OF THE COMPANY

     Bio-Plexus, Inc. (the "Company") was incorporated in Connecticut on September 2, 1987. The Company was formed for the purpose of the design, development, manufacture and sale of medical products, the only business segment in which the Company operates. Since inception, the Company has devoted substantially all of its efforts to the development and marketing of a series of safety blood collection needles marketed under the Punctur-Guard(R) trademark and the development and construction of needle assembly systems used to manufacture the Punctur-Guard(R) needles. The Company has funded its operating losses since inception through loans and the sale of debt and equity securities.

     The Company increased sales in 1996 to $2,743,000 from $914,000 the prior year, and added increased production capacity through the purchase of a new needle assembly and packaging system. The Company expects to further increase blood collection needle sales in 1997, and to begin selling on a limited basis a commercial version of its winged intravenous set. It also expects to continue development of a commercial version of an I.V. catheter.

     However, in order to generate a positive gross margin and adequate cash flows to fund operations, the Company needs to achieve significant additional sales growth and reduced manufacturing costs. For this reason, it will need to raise additional capital in 1997 to fund operations. In the first quarter of 1997, the Company raised $2.9 million by completing a development, licensing and supply agreement for the I.V. catheter with a major health care company, and raised approximately $5.0 million through the issuance of convertible debentures and warrant exercises. These funds are not expected to be sufficient to fund operations for the entire year, and therefore the Company is exploring additional sources of debt and equity financing, as well as the possibility of entering into additional strategic partnerships. The Company is also reviewing opportunities to reduce operating costs and expenses.

     There are risks and uncertainties surrounding management's plans, including maintaining its status as a Nasdaq listed company (Note 12). The Company's failure to successfully implement its Plan, including raising sufficient capital, through a strategic partnership or otherwise, would have an unfavorable impact on the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern through December 31, 1997. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

  Short-Term Investments

     The Company may invest its excess cash with a local bank in a short-term investment account backed by either U.S. Treasury bonds or federal agency obligations.

                                BIO-PLEXUS, INC.

  Inventories

     Inventories are stated at market value, which is below cost. The Company expects to use a weighted average cost basis in the future, when market value exceeds its cost of inventory.

  Revenue Recognition

     Sales and related costs are recorded by the Company upon shipment of product to the customer.

  Fixed Assets

     Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3-30 years. Interest expense incurred during construction is capitalized as part of the cost of the asset. Maintenance and repair expenditures are charged to expense as incurred.

  Deferred Debt Financing Expenses and Debt Discount

     Financing expenses and debt discount incurred in connection with the issuance of long-term debt are amortized using the interest method over the term of the debt.

  Income Taxes

     The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

  Patents

     Patent costs are capitalized as incurred and amortized on a straight-line basis over the shorter of the legal term or estimated economic life of the patent.

  Earnings per share

     Primary earnings (loss) per common and common equivalent share are based on the weighted average number of common shares outstanding during the period.

  Unaudited Pro Forma Loss Per Share

     Conversion of the Connecticut Innovations, Inc. ("CII") Convertible Note (see Note 4) to common stock occurred on June 29, 1994, as a result of the Company completing an initial public offering of common stock on June 21, 1994. Conversion of the convertible preferred stock to common stock occurred in September 1993 when the Board of Directors decided to proceed with an initial public offering of common stock. The unaudited pro forma net loss per common share data included in the statement of operations for the years ended December 31, 1994 and 1993 give effect to these conversions as if the shares were outstanding at the beginning of the respective periods, and with respect to the CII Convertible Note, as if the interest, the accretion of the repurchase premium, and the amortization of other financing expenses were not incurred.

     In determining pro forma weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock options and warrants issued and common stock and convertible preferred stock sold in the twelve months preceding the initial filing date of the

                                BIO-PLEXUS, INC.

public offering and through the effective date have been included in the calculation as if outstanding for the period January 1, 1994 through March 31, 1994, using the treasury stock method and at the initial public offering price of $10.00 per share.

  Extraordinary Item

     During the third quarter of 1995, the Company incurred a $979,000 charge relating to the extinguishment of various debt. The extraordinary charge is comprised of the unamortized debt discount of $226,000 associated with the partial extinguishment of the 1993 CDA outstanding debt referred to in Note 4, the unamortized debt discount and deferred financing costs of $705,000 associated with the extinguishment of the Private Placement Notes referred to in
Note 4, the unamortized $48,000 associated with the extinguishment of the $1,000,000 Aberlyn Capital Management Line of Credit in September, 1995 referred to in Note 6.

3.  FIXED ASSETS

     Fixed assets consist of the following:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Fixed assets under capital lease:
      Machinery and equipment.................................  $ 4,127,000     $ 3,564,000
      Production molds........................................    1,892,000         909,000
      Office furniture and equipment..........................      519,000         472,000
                                                                -----------     -----------
              Total under capital lease.......................    6,538,000       4,945,000
    Land and building.........................................    2,396,000       2,299,000
    Machinery and equipment...................................      967,000          51,000
    Construction-in-progress..................................      364,000       1,191,000
    Production molds..........................................      820,000       1,316,000
    Office furniture and equipment............................      113,000          40,000
    Leasehold improvements....................................      288,000         288,000
                                                                -----------     -----------
                                                                 11,486,000      10,130,000
    Less: accumulated depreciation............................   (3,181,000)     (1,868,000)
                                                                -----------     -----------
                                                                $ 8,305,000     $ 8,262,000
                                                                ===========     ===========

     At December 31, 1996 and 1995, the Company had approximately $6,538,000 and $4,945,000, respectively, of fixed assets subject to a sale-leaseback arrangement with third party lessors (see Note 4). Such assets are accounted for as a capital lease.

     Internally constructed machinery and equipment include $0 and $104,000 of capitalized employee costs incurred during 1996 and 1995, respectively. The development costs of the machine technology are expensed as incurred. There was $0 and $85,000 of interest capitalized on construction in progress during 1996 and 1995, respectively.

     Depreciation expense was $1,313,000 in 1996, $1,000,000 in 1995, $477,000 in 1994.

4.  DEBT

  CII Convertible Note

     On January 7, 1992, the Company entered into a $1,050,000, six-year Convertible Term Loan Agreement with CII, an instrumentality of the State of Connecticut and a related party through beneficial ownership, for

                                BIO-PLEXUS, INC.

working capital purposes and the acquisition of manufacturing equipment. Principal is payable upon maturity on January 7, 1998, with interest at 10% payable annually.

     Prior to the Notes conversion on June 29, 1994, CII could have required the Company to repurchase its aggregate investment at cost plus 25% compounded annually. A 25% accretion to the estimated value of the repurchase premium was recorded as an expense and corresponding increase in the carrying value of the CII Convertible Note prior to their conversion.

     As an inducement for CII to purchase the CII Convertible Note, the Company agreed to pay CII an aggregate of $550,000 under specified conditions. Payments will not commence until the Company has sales and operating profits, as defined, and payments will not exceed the lesser of 2% of sales or $100,000 in the first three years. The Company may elect to make payments in the first three years after payments commence in shares of its common stock at a fixed price of $4 per share. On February 11, 1997, the Company entered into a Royalty Modification agreement with CII to satisfy the $550,000 royalty obligation via the issuance of 78,572 shares of common stock.

     As part of the Loan Agreement, the Company issued CII a warrant to purchase 175,000 shares of common stock. This detachable warrant was valued at its repurchase price of $280,000 and recorded as a discount on the CII Convertible Note. The Company repurchased the warrant from CII on June 12, 1992 for $280,000. As discussed in Note 6, the Company also issued CII a contingent warrant to purchase 500,000 shares of common stock and extended an outstanding warrant to purchase 35,000 shares of common stock in connection with the CII transaction.

     In consideration for CII's release of the lien on the Company's machinery and equipment to permit the sale-leaseback financing referred to below, the Company issued CII a warrant to purchase 42,000 shares of common stock at $9 per share. The warrant is exercisable until April 30, 1998. The fair value of the warrant at the date of issuance was recorded as a deferred debt financing expense.

     On June 29, 1994, CII converted the $1,050,000 principal amount of the CII Convertible Note into 262,500 shares of common stock, as a result of the Company completing its initial public offering of common stock on June 21, 1994. On this date, the net book value of the CII Convertible Note of $1,652,000, consisting of the principal amount less unamortized discount plus accretion of the repurchase premium, was credited to common stock, and the unamortized portion of deferred debt financing expenses related to the Note of $381,000 was charged to common stock.

  Unsecured Term Notes

     During 1993, the Company sold $4,230,000 of unsecured term notes with detachable warrants to purchase 469,996 shares of common stock at $9 per share. Subsequent to December 31, 1993 and through February 15, 1994, the Company sold an additional $628,000 of unsecured term notes with warrants to purchase 69,814 shares of common stock at $9 per share. The term notes bear interest at 8%. One-third of the principal amount of the notes mature on December 31, 1997 and the remainder matures on December 31, 1998. The warrants are exercisable until December 31, 1998. Upon exercise, warrant holders may surrender an equal principal amount of the term notes in lieu of paying cash. The fair value of the warrants at the date of issuance is recorded as a discount on the debt.

     During 1996, certain warrant holders exercised warrants for shares of common stock, simultaneously surrendering $1,109,500 of unsecured term notes, with a net book value of $849,500 in lieu of paying cash.

     On January 16, 1997, the Company advised certain holders of warrants that it was reducing the exercise price from $9.00 to $7.00 on warrants issued with the unsecured term notes. At the same time, the Company advised the warrant holders that if the warrants were exercised into shares of common stock by simultaneously surrendering the related unsecured term notes, the Company would make payments in lieu of interest through

                                BIO-PLEXUS, INC.

1997 at a rate of 8%. As a result, warrant holders surrendered approximately $2,334,000 of the term notes, with a net book value of $2,039,000 and exercised warrants for 333,395 shares of common stock. The transaction will result in a one time 1997 charge of $731,000, as a result of the reduction in the warrant exercise price.

  Private Placement Notes

     On August 4, 1995 the Company sold to certain investors in a private placement $4.0 million of notes (the "Private Placement Notes") with detachable warrants (the "Private Placement Warrants") for common stock. The Private Placement Notes had an interest rate of 8% per annum before amortization of debt discount and were due and payable on the earlier of (i) the date of closing of a private placement or strategic alliance in which the Company receives net proceeds of at least $7.5 million (ii) the closing of a public offering of securities of the Company; or (iii) July 24, 1996.

     The proceeds of the Private Placement Notes were used for working capital purposes. The Company repaid the Private Placement Notes with a portion of the 1995 Public Offering referred to below, resulting in an extraordinary charge as described in Note 1. The Private Placement Notes could be prepaid at any time without penalty, and were secured by a second lien against the patents and trademarks of the Company. As an inducement to purchase the Private Placement Notes, the Company issued investors 161,551 warrants to purchase common stock which are exercisable at $12.38 per share. The warrants are not exercisable until August 5, 1996 and expire on August 4, 2000. The Private Placement Warrants may be exercised by cash, or by effecting a net exercise based on the difference between the exercise price and the market value of the common stock at the time of the exercise.

     In January 1997, a holder of the Private Placement warrant exercised the warrant into 35,714 shares of common stock at an exercise price of $7 per common share or $250,000.

  Lease Financing -- Machinery and Equipment and Molds

     On April 30, 1993, the Company entered into a $2,000,000 sale-leaseback agreement with a lessor primarily to finance the purchase and construction of needle assembly machines and production molds. The lease term is 42 months with interest at a rate of 15%. The Company has an option to purchase all but not less than all of the leased equipment at the end of the lease term for 5% of the amount financed. As an inducement, the Company issued the lessor and its affiliate warrants to purchase up to 47,500 shares of common stock at $9 per share. The warrants are exercisable through April 30, 2000. The fair value of the warrants at the date of issuance was recorded as a discount on the equipment lease obligation.

     On October 28, 1993, the Company and the lessor agreed to a $575,000 increase in the sale-leaseback agreement for certain machinery and molds. The lease term is 48 months with interest at a rate of 15%. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 11,876 shares of common stock at $9 per share. The warrants are exercisable through December 1, 2000. The fair value of the warrants at the date of issuance is recorded as a discount on the lease obligation.

     In March 1994, the Company granted warrants to purchase 16,667 shares of common stock at $9 per share to a financing company. The warrants were granted in consideration for a commitment by the financing company to purchase any shares which may have been returned by investors if the Company had been required to make a rescission offer to certain investors of its common stock and convertible preferred stock. The warrants are exercisable at any time until April 30, 2001. The estimated fair value of the warrants of $118,000 was charged to general and administrative expense in 1994.

     On April 1, 1994, the Company and the lessor agreed to a $2,000,000 expansion of the sale-leaseback agreement for certain machinery and molds. The lease term is 42 months from the date specific equipment is leased with interest at a rate of 15%. As an inducement, the Company issued the lessor and its affiliate

                                BIO-PLEXUS, INC.

warrants to purchase 47,500 shares of common stock at $9 per share. The warrants are exercisable through April 30, 2001. The fair value of the warrants on the date of issuance is recorded as a deferred financing expense. In January 1995, the lessor agreed to extend the date through which equipment and molds could be purchased and leased by the Company under this commitment from March 31, 1995 to June 30, 1995 in exchange for a $12,000 fee, representing approximately 1% of the unused portion of the commitment at December 31, 1994.

     On March 8, 1995, the Company entered a five-year sale-leaseback financing agreement in amounts up to $2,000,000 with an equipment lessor on certain machinery and molds. Monthly rent expense will equal 2.14% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 10% or more than 15% of the equipment cost. In June 1995, the Company utilized approximately $1,000,000 of the commitment, and as an inducement, the Company issued the lessor warrants to purchase 6,355 shares of Common Stock at an exercise price of $13.63 per share with an exercise period of five years. The fair value of the warrants at the date of issuance is recorded as a discount on the lease obligation.

     On August 7, 1995, the Company received a commitment to provide $1.0 million of additional financing from one of its equipment lenders. As an inducement to obtain the commitment, the Company granted warrants to purchase 12,255 shares of common stock at an exercise price of $12.24 per share. The warrants are exercisable from August 7, 1996 through August 6, 2003. The estimated fair value of the warrants of $53,000 which was recorded as a deferred financing charge and amortized over the life of the line or twelve months. Upon successful completion of the public offering of securities on September 20, 1995, the unamortized book value of $48,000 was recorded as a portion of the 1995 extraordinary item.

     On June 28, 1996, the Company and the lessor agreed to a $2,000,000 expansion of the sale-leaseback financing agreement to finance the purchase of a new needle production machine. The lease term is four years and monthly rent payments will equal 2.50% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 15% or more than 20% of the equipment cost. At December 31, 1996, the Company had approximately $1,200,000 outstanding under the expanded $2,000,000 financing agreement. The Company issued the lessor warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years. The fair value of the warrants at the date of issuance is recorded as a discount on the lease obligation.

     In addition, the Company entered into a Reserve Pledge and Security Agreement with the lessor requiring the Company to establish a Security Reserve of $250,000, as additional collateral for the lessor which is recorded as a Long Term other asset in the Company's financial statements.

     On September 19, 1996, the Company entered a three-year sale-leaseback financing agreement in amounts up to $150,000 with an equipment lessor for certain machinery and equipment. Monthly rent expense will equal 3.32% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 10% of the original equipment cost. In September 1996, the Company had utilized approximately $48,000 of the commitment.

  CDA Loans

     On July 27, 1993, the Company and the Connecticut Development Authority ("CDA"), an instrumentality of the State of Connecticut, entered into a $1,000,000 loan agreement, of which $600,000 was advanced in 1993. The loan had a maturity of August 1, 2000 and required aggregate annual payments of $85,000,

                                BIO-PLEXUS, INC.

including interest at 7.4%. The loan was secured by the tangible and intangible assets of the Company, which included all of its intellectual property.

     As an inducement, the Company issued the CDA a warrant to purchase 100,200 shares of common stock at $9 per share. The warrant is exercisable through August 1, 2000. The CDA may require the Company to purchase the warrant at any time between July 27, 1998 and August 1, 2000 at a price of $3.40 per share. The fair value of the warrant at the date of issuance was recorded as a discount on the notes and a corresponding credit to redeemable common stock warrants. The balance of the July 1993 loan in the amount of $518,000 was effectively repaid July 1, 1995 when CDA exercised its rights under the Warrant Modification Agreement referred to in Note 6.

     In March 1995, the Company and the CDA entered into a three-year, $2,500,000 term loan agreement. The loan bears interest at 9% per annum, with interest only payable in the first year. Principal payments beginning in year two are based on a four-year amortization schedule with a balloon payment due at the end of year three. In connection with this loan agreement, the Company paid a commitment fee of $12,500, and the CDA withdrew the $400,000 of remaining funds available on the $1,000,000 loan agreement described above.

     As an inducement, the Company issued CDA warrants to purchase 40,000 shares of common stock at an exercise price equal to 110% of the market price of the common stock on the date of issuance or $14.66. The warrants are exercisable through March 6, 2002. The Company has the option to avoid the balloon principal payment at the end of year three by issuing the CDA warrants for 50,000 shares of common stock at an exercise price equal to that of the warrants for 40,000 shares issued at inception of the loan.

     On March 31, 1997, the Company entered into an agreement to retire the CDA Loan by prepaying $1,050,000 of the principal amount of the outstanding note and converting the balance of the principal amount of the note, including interest accrued through March 31, 1997, into 241,627 shares of common stock based on a conversion price of $4.50 per share. In addition, the Company agreed to redeem any shares held by CDA and not yet sold on March 31, 1998, for an aggregate redemption price of $1,125,000 less the sum of all net proceeds received by CDA from the sale of any shares prior to that date.

  Facility Mortgage

     On October 28, 1994, the Company acquired a manufacturing and warehouse facility for $1,500,000. Financing of $1,350,000 of the purchase price was provided by the seller in the form of a note which bears interest at 9% per annum. Interest only is payable for the first two years of the note. Principal payments began in October, 1996, and are based on a twenty year amortization schedule with a balloon payment due on November 1, 2009. The note is secured by a first mortgage on the facility.

  Convertible Debenture Financing

     Pursuant to Regulation S of the Securities Act of 1933, the Company issued on January 30, 1997, $5,000,000, 5% Convertible Debentures due February 4, 1999. Interest is payable quarterly in arrears beginning April 30, 1997 until repayment or conversion of the debt occurs. The Debentures are convertible into Common Shares in one-third step progression, 45, 75 and 105 days from the closing at the lessor of $9.00 per Common Share or 80% of the average closing bid price over the ten-day trading period ending on the day prior to the date of notice of conversion is filed with the number of shares not to exceed 1,350,000. In the event that the above calculation results in shares to be issued greater than 1,350,000, the Company would redeem the outstanding debenture at the price paid plus any accrued interest thereon. In the event the closing bid price of the Company's stock exceeds $14.70 per share for twenty consecutive trading days during any period of time 45 days after the closing, all outstanding debentures will automatically convert into common stock within 10 business days.

                                BIO-PLEXUS, INC.

     The balance of long-term debt is as follows:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Unsecured Term Notes, net of unamortized discount of
      $402,000 and $1,006,000.................................  $ 2,778,000     $ 3,284,000
    CII Unsecured Term Note, net of unamortized discount of
      $19,000 and $34,000.....................................      131,000         116,000
    CDA loan, net of unamortized discount of $85,000 and
      $153,000................................................    2,143,000       2,347,000
    Capital lease obligations, net of unamortized discount of
      $79,000 and $37,000.....................................    4,232,000       3,644,000
    Facility mortgage payable.................................    1,348,000       1,350,000
    Other capital lease obligation............................           --          21,000
                                                                -----------     -----------
                                                                 10,632,000      10,762,000
    Less: current portion.....................................    3,225,000       1,663,000
                                                                -----------     -----------
                                                                $ 7,407,000     $ 9,099,000
                                                                ===========     ===========

     The aggregate maturities of long-term debt, including CII debt and capital lease obligations, over the next five years are as follows: 1997 -- $3,225,000; 1998 -- $4,262,000; 1999 -- $1,641,000; 2000 -- $1,661,000; 2001 -- $36,000.

5.  INCOME TAXES

     Deferred tax assets are as follows:

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    1996            1995
                                                                ------------    ------------
      Costs capitalized for tax purposes......................  $    295,000    $    194,000
      Research tax credits....................................       532,000         473,000
      Net operating losses....................................    18,388,000      13,295,000
                                                                  ----------      ----------
    Gross deferred tax assets.................................    19,215,000      13,962,000
    Less: valuation allowance.................................    19,215,000      13,962,000
                                                                  ----------      ----------
    Net deferred tax assets...................................  $         --    $         --
                                                                  ==========      ==========

     The Company has provided a valuation allowance for the full amount of deferred tax assets since the realization of these future benefits cannot be reasonably assured as of the end of each related year. If the Company achieves profitability, the deferred tax assets would be available to offset future income taxes.

     At December 31, 1996, the Company has available net operating loss carryforwards of $45,293,000 and research and development tax credit carryforwards of $532,000. The Federal carryforwards expire in years 2002 through 2011. The State of Connecticut net operating loss carryforwards of $43,122,000, expire in years 1997 through 2001.

     As defined in the Internal Revenue Code, certain substantial ownership changes limit the utilization of the available net operating loss and tax credit carryforwards. The Company has experienced a number of

                                BIO-PLEXUS, INC.

substantial ownership changes, which limit the amount of pre-change loss carryforwards that can be utilized in any one taxable year as follows:

  DATE NOL        FEDERAL LOSS
WAS GENERATED     CARRYFORWARD     ANNUAL LIMITATION
-------------     ------------     -----------------
 9/87 - 12/89     $    333,000        $    32,000
 1/90 - 12/91        1,807,000            386,000
 1/92 - 06/94       11,749,000          1,437,000

The remaining $32,498,000 of Federal net operating loss carryforwards is not limited unless a substantial ownership change occurs in the future.

6.  SHAREHOLDERS' EQUITY

  Capital Stock Transactions

     On July 17, 1996, at the Annual Meeting of Shareholders, the Company increased the authorized number of common shares from 10,000,000 to 12,000,000.

  Class A Common Stock

     During 1992, 10,000 shares each of Class A common stock was awarded to the two principal officers of the Company and entitles them to 500 votes for each share of Class A common stock held on any matter submitted to the shareholders of the Company for action. The Class A common stock does not pay dividends. The two shareholders have agreed not to sell, give or otherwise transfer their shares, except to each other or to the Company. As part of the September 1993 Capital Stock Amendment, the Class A Common Stock was made manditorily redeemable by the Company on January 1, 1998 for $20,000. Prior to such amendment, the Company had the option to redeem all of the outstanding shares of Class A Common Stock at any time after January 1, 2003 for the aggregate of $20,000.

  Warrants

     The Company granted CII a contingent warrant to purchase 500,000 shares of common stock at $1.38 per share in connection with the CII Convertible Notes (see Note 4). As of December 31, 1996 the contingent warrant had expired.

     In January 1990, the Company granted warrants at a $1.38 per share to purchase 323,000 shares of common stock to one of its principal officers and 56,000 shares of common stock to a member of the company's medical advisory board. Effective January 1, 1995, the Company's Board of Directors amended the terms of the warrants to allow the holders to exercise their warrants without cash payments based upon the difference in the warrant exercise price and the market value of the common stock at the time of exercise. The warrants were exercised on January 1, 1995 and the principal officer received 289,992 shares, and the medical advisor received 50,276 shares.

     During April 1991, the Company granted warrants to purchase 125,000 shares of common stock at $1.38 per share to each of its two principal officers. These warrants are exercisable for a period of five years from the date of grant. On April 29, 1996, the two principal officers exercised these warrants. Proceeds to the company upon exercise were $345,000.

     In September 1992, the Company granted warrants to purchase 125,000 shares of common stock at $6 per share to each of its two principal officers. These warrants are exercisable for a period of five years from the date of grant.

                                BIO-PLEXUS, INC.

     In connection with the sale of $4,858,000 of unsecured term notes in 1993 through February 15, 1994 (see Note 4), the Company issued warrants to purchase 539,810 shares of common stock at $9 per share. The warrants are exercisable until December 31, 1998. Upon exercise, warrant holders may surrender an equal value of the term notes in lieu of paying cash. The fair value of the warrants at the date of issuance is recorded as a discount on the debt. As of December 31, 1996, warrants for 353,410 shares of common stock remain unexercised.

     In March 1994, the Company granted warrants to purchase 16,667 shares of common stock at $9 per share to a financing company. The warrants were granted in consideration for a commitment by the financing company to purchase any shares which may have been returned by investors if the Company had been required to make a rescission offer to certain investors of its common stock and convertible preferred stock. The warrants are exercisable at any time until April 30, 2001. The estimated fair value of the warrants of $118,000 was charged to general and administrative expense in 1994.

     In June 1994, the Company granted warrants to purchase 75,000 shares of common stock at $12 per share to the underwriter of its initial public offering. The warrants are exercisable at any time through June 20, 1999, which is five years from the date of the initial public offering.

     On January 3, 1995, CII exercised its total warrant holdings in the Company for 93,667 shares of common stock. Proceeds to the Company upon exercise were $584,000.

     On March 7, 1995, the Company issued the Connecticut Development (CDA) warrants to purchase 40,000 shares of common stock at $14.66 per share in connection with a $2.5 million loan from the CDA (See Note 4). The fair value of the warrants on the date of issuance of $204,000 was recorded as a discount on the debt and a corresponding increase to common stock. The warrants are exercisable through March 6, 2002.

     In June 1995, as an inducement for a sale-leaseback commitment with an equipment leasing company (see Note 4), the Company issued warrants to purchase 6,355 shares of common stock at an exercise price of $13.63 per share with an exercise period of five years.

     On June 15, 1995 the Company and the CDA entered into a certain Warrant Modification Agreement pursuant to which: (i) each of the CDA Warrants may be exercised by surrender of the instruments evidencing the Company's indebtedness incurred in connection with the issuance of such warrant; (ii) the Company agreed to permit the CDA's net exercise of the CDA Warrants based upon the difference between the fair market value (as defined) of the Company's common stock on the date of such exercise and the respective exercise price; provided, however, that the CDA shall exercise its warrants first by surrender of debt, as described above; (iii) the CDA waived the right to redeem the 1995 CDA Warrant; and (iv) the CDA agreed to partially exercise the 1993 CDA Warrant by surrendering the CDA Notes in exchange for shares of common stock and agreed to receive a replacement redeemable warrant exercisable at $9.00 per share for the balance of the shares subject to the 1993 CDA Warrant. The warrants are exercisable at any time between July 27, 1998 and August 1, 2000. Effective July 1, 1995, the CDA partially exercised the 1993 CDA Warrant for 57,531 shares of common stock and received a replacement warrant for the unexercised portion of the 1993 CDA Warrant or 42,669 shares of common stock.

     On August 4, 1995 the Company sold to certain investors in a private placement $4.0 million of notes with detachable warrants for common stock (see
Note 4). The 161,551 Private Placement Warrants are exercisable at $12.38 per share. They are not exercisable until the first anniversary of issuance and expire on the fifth anniversary of issuance. The holder has the right to have the shares underlying the Private Placement Warrant included in any registration of the Company's securities, subject to underwriters limiting participation. The Private Placement Warrants may be exercised by cash, or by effecting a net exercise based on the difference between the exercise price of the Private Placement Warrant and the market value of the common stock at the time of exercise.

                                BIO-PLEXUS, INC.

     On August 7, 1995, the Company received a commitment to provide $1.0 million of additional financing from one of its equipment lenders. As an inducement to obtain the commitment, the Company granted warrants to purchase 12,255 shares of Common Stock at an exercise price of $12.24 per share. The warrants are exercisable from August 7, 1996 through August 6, 2003. The estimated fair value of the warrants was $53,000 which was recorded as a deferred financing charge and amortized over the life of the line or twelve months. Upon successful completion of the public offering of securities on September 20, 1995, the unamortized book value of $48,000 was recorded as a portion of the 1995 extraordinary item.

     In June 1996, as an inducement for a sale-leaseback commitment with an equipment leasing company (see Note 4), the Company issues warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years.

     The Board of Directors and management believe that the exercise price of the above warrants was at or exceeded the fair value of the equivalent shares of common stock at the time of issuance.

     In addition to the warrants referred to above, other warrants were issued as described in Note 4. The Company has reserved shares of common stock as follows:

                                                             DECEMBER 31,     DECEMBER 31,
                                                             ------------     ------------
                                                                 1996             1995
                                                             ------------     ------------
        Warrants...........................................    1,081,634        1,438,063
        Stock options......................................      899,000          752,000
                                                               ---------        ---------
                                                               1,980,634        2,190,063
                                                               =========        =========

  Dividend and Stock Restrictions

     Under the terms of the loan agreement between the Company and the CDA, the Company is prohibited from declaring or paying cash or stock dividends, or purchasing, redeeming or otherwise acquiring any common stock, warrants, rights or options except for any securities held by CII or CDA.

7.  STOCK PLAN

     The Company established the 1991 Long Term Incentive Plan (the "Plan") under which the Board of Directors may grant awards to employees and directors of the Company. Awards will be granted at the fair value of the common stock at the time of grant, as determined by the Board of Directors. Awards under the Plan may be made in a variety of forms, including stock options, incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) and restricted stock. Stock options may be accompanied by stock appreciation rights, and restricted stock may be accompanied by grants of performance shares. All awards under the Plan have been stock options. Such options generally vest over a period of three to five years and are exercisable over a period of ten years from the date of grant.

     On July 6, 1995 at the Annual Meeting of Shareholders, an amendment to the 1991 Long-Term Incentive Plan was adopted which increased the number of shares of common stock subject to the Incentive Plan from 500,000 to 750,000. Additionally, on July 17, 1996 at the Annual Meeting of Shareholders, an amendment to the 1991 Long-Term Incentive Plan was adopted which increased the number of shares of common stock subject to the Incentive Plan from 750,000 to 1,000,000. A committee of outside directors administers the Incentive Plan; imposes limits on awards to executives; eliminates sequential exercise of outstanding options; imposes restrictions on the cash exercise of stock appreciation rights in certain circumstances; and effects certain other technical and conforming changes.

                                BIO-PLEXUS, INC.

     A summary of stock option activity under the Plan is as follows:

                                                                  NUMBER OF      EXERCISE
                                                                   SHARES          PRICE
                                                                  ---------     -----------
    Outstanding at December 31, 1993............................    314,700
    Granted -- 1994.............................................     27,500           11.00
    Canceled -- 1994............................................     (4,600)           6.00
    Exercised -- 1994...........................................     (3,000)           6.00
                                                                   --------
    Outstanding at December 31, 1994............................    334,600
    Granted -- 1995.............................................    273,750      9.25-12.00
    Canceled -- 1995............................................    (72,500)     6.00-12.00
    Exercised -- 1995...........................................    (41,000)      1.38-6.00
                                                                   --------
    Outstanding at December 31, 1995............................    494,850
    Canceled -- 1996............................................    (65,750)      1.38-9.25
    Exercised -- 1996...........................................   (103,000)      1.38-6.00
                                                                   --------
    Outstanding at December 31, 1996............................    326,100
                                                                   ========

     There are 194,137 stock options exercisable under the Plan at December 31, 1996.

     The following summarizes additional information about stock options outstanding at December 31, 1996:

                              OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
             ------------------------------------------------------     ---------------------------------
                 NUMBER             WEIGHTED                                NUMBER
             OUTSTANDING AT         AVERAGE             WEIGHTED        EXERCISABLE AT        WEIGHTED
EXERCISE      DECEMBER 31,         REMAINING            AVERAGE          DECEMBER 31,         AVERAGE
 PRICE            1996          CONTRACTUAL LIFE     EXERCISE PRICE          1996          EXERCISE PRICE
--------     --------------     ----------------     --------------     --------------     --------------
  1.38            80,000              4.42                1.38               80,000             1.38
  6.00            28,100              5.75                6.00               28,100             6.00
  9.00            20,000              6.92                9.00               20,000             9.00
  9.25           198,000              8.83                9.25               66,037             9.25
                 -------                                                    -------
                 326,100                                                    194,137
                 =======                                                    =======

     Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss per share would have been as follows:

                                                              YEAR ENDED          YEAR ENDED
                                                           DECEMBER 31, 1996   DECEMBER 31, 1995
                                                           -----------------   -----------------
    Net loss:
      As reported........................................    $ (12,870,000)      $ (14,016,000)
      Pro forma under FAS 123............................    $ (13,352,000)      $ (14,115,000)
    Net loss per share:
      As reported........................................           $(1.89)             $(2.67)
      Pro forma under FAS 123............................           $(1.96)             $(2.68)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted during 1995: dividend yield of 0%, risk-free interest rate of 6.12%, expected volatility factor of 66.30% and an expected option term of ten years.

     At the Annual Meeting of Shareholders in July, the shareholders also approved the adoption of the 1995 Non-Employee Director's Stock Option Plan (the "Directors" Plan). The Directors' Plan includes

                                BIO-PLEXUS, INC.

50,000 shares of common stock reserved for issuance to non-employee directors. Eligible directors will receive options for 1,000 shares of common stock upon their election and subsequent re-election. Current non-employee directors received an option for 1,000 shares for each calendar year they served as a director prior to the adoption of the Directors' Plan. All options granted vest one year after the grant and have an exercise price equal to the fair market value of the shares at the time of the grant.

     A summary of stock option activity under the Plan is as follows:

                                                                   NUMBER OF      EXERCISE
                                                                    SHARES          PRICE
                                                                   ---------     -----------
    Granted -- 1995..............................................    16,000       8.50-11.75
                                                                     ------
    Outstanding at December 31, 1995.............................    16,000
    Granted -- 1996..............................................     4,000        6.50-9.75
    Canceled -- 1996.............................................    (2,000)      9.75-11.75
                                                                     ------
    Outstanding at December 31, 1996.............................    18,000
                                                                     ======

8.  LEASES

     At December 31, 1996, the Company was committed under operating leases which expire at various dates through November 1999. Minimum lease payments under these non-cancelable leases in the next five years are: 1997 -- $347,000; 1998 -- $263,000; 1999 -- $238,000; 2000 -- $5,000. Rent expense was $166,000 in
1992, $182,000 in 1993, $340,000 in 1994, $384,000 in 1995, and $394,000 in
1996.

9.  MAJOR CUSTOMER INFORMATION

     There were no customers exceeding 10% of the Company's domestic sales in 1996 and 1995, respectively. Three customers accounted for 14%, 12% and 10%, respectively of the Company's sales in 1994. The Company had export sales of approximately $566,000 in 1996. Such sales were to an Italian company and a European distributor and were not material in the prior years.

10.  COMMITMENTS

     As of December 31, 1996 the Company had capital expenditure purchase commitments outstanding of approximately $573,000, expected to be financed through an existing financing arrangement.

11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount for accounts receivable, accounts payable, accrued interest payable and accrued employee costs is a reasonable estimate of fair value because of the short nature of the transactions. The fair value of the note payable and long-term debt is estimated based upon the current rates that would be offered to the Company on similar debt.

     The estimated fair value of the Company's debt is as follows:

                                                                          DECEMBER 31, 1996
                                                                      -------------------------
                                                                       CARRYING         FAIR
                                                                        AMOUNT         VALUE
                                                                      ----------     ----------
    Note payable and long-term debt.................................  $6,400,450     $6,283,111

                                BIO-PLEXUS, INC.

12.  SUBSEQUENT EVENTS

     On January 28, 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. will develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which will be used by JJMI, under an exclusive world-wide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of manufacturing equipment and tooling. JJMI has agreed to acquire initial production equipment in amounts up to $1,800,000, to purchase certain minimum quantities of safety needle assemblies annually, and to pay certain minimum annual royalties.

     On February 18, 1997, the Nasdaq Stock Market informed the Company that it would move the Company's securities to The Nasdaq SmallCap Market effective February 20, 1997, based on the Company's failure to meet the National Market listing requirements. To maintain its listing on the SmallCap Market, the Company will need to meet its ongoing listing requirements, including its net tangible asset requirement.

                                 EXHIBIT INDEX

EXHIBIT                                                                                 SEQUENTIAL
  NO.                 DESCRIPTION                         METHOD OF FILING               PAGE NO.
-------   -----------------------------------    -----------------------------------    ----------
  1.1     Form of Underwriting Agreement         Incorporated by reference to
          between Advest, Inc. and the           Exhibit 1.1 to the Registrant's
          Company.                               registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  1.2     Form of Advest, Inc. Warrant.          Incorporated by reference to
                                                 Exhibit 1.2 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  1.3     Form of Advest, Inc. Registration      Incorporated by reference to
          Rights Agreement.                      Exhibit 1.3 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  1.4     Form of Underwriting Agreement         Incorporated by reference to
          among Advest, Inc. as                  Exhibit 1.1 to the Registrant's
          representative of the several          Amendment No. 2 to the registration
          underwriters named therein and the     statement on Form S-1 filed on
          Company.                               September 15, 1995 (File No.
                                                 33-95554).
  3.1     Certificate of Incorporation of the    Incorporated by reference to
          Company, as amended.                   Exhibit 3.1 to the Registrant's
                                                 Quarterly Report on Form 10-Q for
                                                 the quarter ended September 30,
                                                 1996 (File No. 30-24128).
  3.2     Bylaws of the Company.                 Incorporated by reference to
                                                 Exhibit 3.2 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  4.1     Loan Agreement, dated January 7,       Incorporated by reference to
          1992, between the Company and CII.     Exhibit 4.1 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  4.2     Loan Agreement dated July 27, 1993,    Incorporated by reference to
          between the Company and CDA.           Exhibit 4.2 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  4.3     Form of Unsecured Term Notes with      Incorporated by reference to
          Detachable Warrants to Purchase        Exhibit 10.4 to the Registrant's
          Common Stock.                          registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  4.4     Loan Agreement, dated March 7,         Incorporated by reference to
          1995, between the Company and the      Exhibit 4.4 to the Registrant's
          CDA.                                   Annual Report on Form 10-K filed on
                                                 March 30, 1995 (File No. 0-24128).
  4.5     Promissory Note, dated October 28,     Incorporated by reference to
          1994, between the Company and          Exhibit 4.5 to the Registrant's
          Victor and Margaret DeMattia.          Annual Report on Form 10-K filed on
                                                 March 30, 1995 (File No. 0-24128).

EXHIBIT                                                                                 SEQUENTIAL
  NO.                 DESCRIPTION                         METHOD OF FILING               PAGE NO.
-------   -----------------------------------    -----------------------------------    ----------
 10.1     Lease, dated March 7, 1989, between    Incorporated by reference to
          the Company and T&S Limited            Exhibit 10.1 to the Registrant's
          Partnership, as amended.               registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
 10.2     Royalty Agreement, dated November      Incorporated by reference to
          6, 1989, between the Company and       Exhibit 10.2 to the Registrant's
          CII, as amended.                       registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
 10.3     Master Lease Agreement, dated April    Incorporated by reference to
          30, 1993, between the Company and      Exhibit 10.3 to the Registrant's
          Aberlyn Capital Management and its     registration statement on Form S-1
          Affiliate, Aberlyn.                    filed on April 1, 1994 (File No.
                                                 33-77202).
 10.4     Purchase and Sale Agreement, as        Incorporated by reference to
          amended, for 129 Reservoir Road,       Exhibit 10.4 the Registrant's
          Vernon, Connecticut, dated October     Annual Report on Form 10-K filed on
          28, 1994, between the Company and      March 30, 1995 (File No. 0-24128).
          Victor and Margaret DeMattia.
 10.5     Lease, dated March 11, 1994,           Incorporated by reference to
          between the Company and Thomas D.      Exhibit 10.5 to the Registrant's
          Buccino d/b/a The Mill Works.          registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
 10.6     Marketing and Distribution             Incorporated by reference to
          Agreement dated March 16, 1995,        Exhibit 10.6 to the Registrant's
          between the Company and Allegiance.    Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.7     1991 Long-Term Incentive Plan.         Incorporated by reference to
                                                 Exhibit 10.7 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.8     Stock Warrant granted by the           Incorporated by reference to
          Company to Ronald A. Haverl.           Exhibit 10.8 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.9     Stock Warrant granted by the           Incorporated by reference to
          Company to Carl R. Sahi.               Exhibit 10.9 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.10    Stock Warrant granted by the           Incorporated by reference to
          Company to Ronald A. Haverl.           Exhibit 10.10 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).

EXHIBIT                                                                                 SEQUENTIAL
  NO.                 DESCRIPTION                         METHOD OF FILING               PAGE NO.
-------   -----------------------------------    -----------------------------------    ----------
 10.11    Stock Warrant granted by the           Incorporated by reference to
          Company to Carl R. Sahi.               Exhibit 10.11 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.12    Master Equipment Lease Agreement       Incorporated by reference to
          dated as of March 8, 1995, between     Exhibit 10.12 to the Registrant's
          the Company and Financing for          Quarterly Report on Form 10-Q for
          Science International, Inc.            the quarter ended on June 30, 1995
                                                 (File No. 0-24128).
 10.13    1995 Non-Employee Directors' Stock     Incorporated by reference to
          Option Plan.                           Exhibit 10.13 to the Registrant's
                                                 Quarterly Report on Form 10-Q for
                                                 the quarter ended on June 30, 1995
                                                 (File No. 0-24118).
 10.14    Note and Warrant Purchase              Incorporated by reference to
          Agreement, Form of Private             Exhibit 10.14 to the Registrant's
          Placement Note, Security Agreement,    Quarterly Report on Form 10-Q for
          and Form of Warrant.                   the quarter ended on June 30, 1995
                                                 (File No. 0-24128).
 10.15    Letter Agreement with Aberlyn          Incorporated by reference to
          Capital Management Limited             Exhibit 10.15 to the Registrant's
          Partnership.                           Quarterly Report on Form 10-Q for
                                                 the quarter ended on June 30, 1995
                                                 (File No. 0-24128).
 27       Financial Data Schedule                Filed with this document