Form 10-K/A
period 1996-12-31
BIO PLEXUS INC
filed 1997-04-30
CIK 865532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

[X] AMENDMENT NUMBER 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

     The registrant is amending its Annual Report on Form 10-K to include responses to Items 10 through 13 and to file an additional exhibit under Part IV of its Report.

================================================================================

                                BIO-PLEXUS, INC.

                      INDEX TO AMENDMENT OF ANNUAL REPORT
                                 ON FORM 10-K/A
                          YEAR ENDED DECEMBER 31, 1996

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant............................     1
Item 11.   Executive Compensation........................................................     3
Item 12.   Security Ownership of Certain Beneficial Owners and Management................     6
Item 13.   Certain Relationships and Related Transactions................................     7

                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     7

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers and Directors of the Company are as follows:

                  NAME                 AGE                         POSITION
    ---------------------------------  ---     -------------------------------------------------
    Ronald A. Haverl(1)(2)...........  61      Chairman of the Board, Chief Executive Officer
                                               and Treasurer
    Carl R. Sahi(1)(2)...............  40      President, Director
    Richard L. Higgins...............  54      Vice President, Finance
    Lucio Improta....................  52      Vice President, International Marketing and Sales
    Gary L. Smith....................  44      Vice President, General Manager
    Thomas K. Sutton.................  37      Vice President, U.S. Marketing and Sales
    David Himick.....................  71      Director
    Stanley E. Jacke.................  72      Director
    Richard D. Ribakove(3)(4)........  41      Director
    Milton Stoller(3)(4).............  69      Director

---------------
(1) Member of Executive Committee.

(2) Member of 1995 Non-Employee Directors' Stock Option Plan Committee.

(3) Member of Compensation Committee.

(4) Member of Audit Committee.

     Mr. Haverl is the Chairman of the Board of Directors of the Company, Chief Executive Officer and Treasurer of the Company. Mr. Haverl has been a Director since September 1989. Mr. Haverl has extensive entrepreneurial experience having co-founded one computer company and two medical instrument companies. These companies are, respectively, Scan-Optics, Inc., Mediscan, Inc. and Spectrascan, Inc. At these companies, Mr. Haverl had extensive experience bringing new equipment and concepts through the development, production and marketing stages. In addition, at Spectrascan, Inc., Mr. Haverl coordinated that company's involvement in a four million dollar clinical test and acted as liaison with the United States Food and Drug Administration and the Office of Technology Assessment. Mr. Haverl joined the Company in February 1989 as its Chief Executive Officer, a position he has held since that date. From 1987 to 1989, he was self-employed. Prior to that, he was President of Spectrascan, Inc. Mr. Haverl holds four patents. He is a graduate of Brown University with a Bachelor of Science degree in Electrical Engineering.

     Mr. Sahi is a Director of the Company and the Company's President. Mr. Sahi founded the Company in September 1987 and has been the President and a Director since that time. Prior to 1987, Mr. Sahi had seven years of entrepreneurial experience in developing products, services and small companies. His experience includes the development of a polyvinyl chloride gasketed plastic bottle cap, the formation and management of a company that assembled plastic immunoassay diagnostic test kits and the formation, management and sale of a janitorial maintenance company. Mr. Sahi is the principal inventor of the Company's self-blunting needle and founded the Company in order to design, develop, manufacture and market that product. Mr. Sahi has three years of undergraduate business education, holds a Bachelor's degree in Pathobiology from the University of Connecticut and has six years of graduate training in Chemistry.

     Mr. Higgins is the Company's Vice President, Finance. He joined the Company on a part-time basis as a consultant in May 1992 and became a full time employee in September, 1993. Mr. Higgins assumed his current position in July 1996. From February 1992 through September 1993, Mr. Higgins was self-employed as a business consultant. From June 1966 through February 1992 Mr. Higgins was employed by the State of Connecticut during which time he helped establish the Connecticut Development Authority ("CDA"). He served as the CDA's Executive Director from 1975 to 1992. Mr. Higgins holds a Bachelor of Arts degree from the University of Connecticut.

     Mr. Improta became the Company's Vice President, International Marketing and Sales in January of 1997. In this position, Mr. Improta has the responsibility to introduce the Company's products overseas, by establishing a network of distributors in key foreign markets. Prior to his appointment, Mr. Improta was acting as a consultant to Bio-Plexus, Inc. through FRC International, to help establish distributors in Europe. See "Certain Relationships and Related Transactions." In 1984 Mr. Improta formed his own company, H-S Hospital Service, specializing in interventional radiology products, where he was employed through 1993. He then formed a marketing consulting company, FRC International, where he was employed until joining the Company in January, 1997. His prior experience includes employment with a number of medical products companies including Becton, Dickinson & Company, Ital-Gamma and Abbot Laboratories. Mr. Improta holds a Master's degree in Business Administration from MCE Europe.

     Mr. Smith became the Company's Vice President, General Manager in May 1995. In this capacity, Mr. Smith has responsibility for Engineering, Human Resources, Manufacturing Plant Operation, and Quality Assurance. Mr. Smith joined the Company in September 1994 as its Director of Engineering, a position he held until May 1995. Mr. Smith has twenty-two years of industrial experience, with ten years in high volume manufacturing of disposable medical devices. From February, 1989 to September, 1994, Mr. Smith was employed by Becton, Dickinson & Company, where he was Engineering Manager of a syringe manufacturing plant. Mr. Smith's medical manufacturing background also includes Critikon, a Johnson & Johnson company involved in making intravenous catheters. Mr. Smith holds a Bachelor of Science in Manufacturing Engineering from Brigham Young University and a Masters degree in Business Administration from Rensselaer Polytechnic Institute.

     Mr. Sutton became the Company's Vice President, U.S. Marketing and Sales in November of 1996. Mr. Sutton has extensive experience in marketing and sales of safety medical needles. Prior to his work at Bio-Plexus, Mr. Sutton managed the Protective I.V. Catheter Safety System brand for Johnson & Johnson Medical, Inc. ("JJMI") Mr. Sutton served as Product Director for five years at JJMI (1991-1996), and was a Sales Manager and Representative prior to that position. Mr. Sutton holds a Bachelor of Science degree in Business Administration and a Master's degree in Business Administration, both from the University of South Carolina.

     Mr. Himick is a Director of the Company, a retired business executive, and a business consultant. Mr. Himick became a Director of the Company in April 1997. He was the founder of several companies including Commercial Wire Rope & Supply of Detroit, Commercial Wire Rope & Supply of Flint, Commercial Wire Rope & Supply of Toledo, and Detroit Chain Products Co. He was a director for Heritage Federal Savings Bank located in Taylor, Michigan between 1982 and 1993 and a director of Heritage Bankcorp Inc. (the holding company of Heritage Federal Savings), between 1989 and 1993. Mr. Himick currently serves on the board of directors of Community Bank of Dearborn and the board of directors of Dearborn Bancorp (the holding company of Community Bank of Dearborn) both of which positions he assumed in 1994.

     Mr. Jacke is a Director of the Company, a retired business executive, and business consultant. He became a Director of the Company in October 1996. Mr. Jacke was the founder and president of Branson Sonic Power Company and president of that company's parent, Branson Instruments Inc. Branson Instruments was acquired by SmithKline Beecham and Mr. Jacke served as an executive vice president of that company. He retired from SmithKline Beecham in 1984. Since that time he has served as a business consultant. Mr. Jacke holds a Bachelor of Science degree in Electrical Engineering from Purdue University.

     Mr. Ribakove is a Director of the Company and an attorney in private practice in New York City. Mr. Ribakove has been a Director of the Company since its founding in September 1987. He is also the Vice President of Mooney-General Paper Co., a large distributor of paper products. He is a graduate of Hofstra University with a Bachelor's degree in Business Administration and is a graduate of Brooklyn Law School. Mr. Ribakove is currently serving as President of the Garden State Paper Trade Association of New Jersey.

     Mr. Stoller is a Director of the Company. Mr. Stoller has been a Director since September 1992. Mr. Stoller is currently the Manager of Research and Development for LORAD Corp., a manufacturer of mammography equipment. He has held that position since 1989. Between 1986 and 1989, he was President of Scan Medical, another manufacturer of scanning equipment. Prior to joining Scan Medical, Mr. Stoller held the position of Vice President of Engineering at Scan-Optics, Inc., Mediscan and Spectrascan. Mr. Stoller has wide experience in medical device firms and with start-up companies. Mr. Stoller holds a Bachelor of Science degree in Electrical Engineering from City College of New York.

     There is no family relationship between any of the executive officers or Directors of the Company.

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board. Members of the Board of Directors are elected annually at the annual meeting of shareholders.

     The Board of Directors has an Executive Committee, Compensation Committee, Audit Committee and a 1995 Non-Employee Directors' Stock Option Plan Committee. The Executive Committee has the authority to act on all matters otherwise requiring Board of Director action. The Compensation Committee administers the Company's 1991 Long Term Incentive Plan. The Audit Committee reviews the results and scope of the annual audit and other services provided by the Company's independent auditors. The 1995 Non-Employee Directors' Stock Option Plan Committee administers the Company's 1995 Non-Employee Directors' Stock Option Plan.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A report on Form 3 was not timely filed for Mr. Jacke upon his becoming a director of the Company. A report on Form 3 was not timely filed for Mr. Sutton upon his becoming an officer of the Company. Neither person had any holdings to report. A report on Form 5 was not timely filed for Mr. Smith to evidence a grant of an option for shares of Common Stock under the Plan (as hereinafter defined) in November 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     Included below are tables which set forth certain information concerning compensation paid by the Company to its chief executive officer and all other executive officers with annual compensation in excess of $100,000 for the year ended December 31, 1996 (the "Named Executive Officers"). The tables include columns related to stock options and stock appreciation rights ("SARS") (contractual rights to compensation measured by increases in the value of the common stock payable in stock and/or cash). No SARS have been issued by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                  ANNUAL COMPENSATION                      ------------
                                 -----------------------------------------------------      SECURITIES
                                                                       OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR     SALARY($)   BONUS($)      COMPENSATION($)(1)     OPTIONS/SARS
-------------------------------  -----    --------    ---------     ------------------     ------------
Ronald A. Haverl...............   1996     220,000      31,236            593,125                 --
Chief Executive Officer           1995     219,548      85,286                                    --
                                  1994     178,781      75,000                                    --
Carl R. Sahi...................   1996     220,000          --            593,125                 --
President                         1995     219,701          --                                    --
                                  1994     179,264          --                                    --

---------------
(1) The amounts shown represent income earned upon the exercise of warrants for shares of common stock. The warrants were granted in 1991 and were exercised immediately prior to their expiration. See the following table.

     The following table sets forth certain information with respect to stock option/warrant exercises during the year ended December 31, 1996 and the number of shares covered by both exercisable and unexercisable stock options/warrants held by each of the Named Executive Officers. Also reported are values for "in-the-money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the closing price ($9.00 per share) of the common stock on December 31, 1996, as reported by the Nasdaq Stock Market.

            AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                                       VALUE OF UNEXERCISED
                                                     NUMBER OF UNEXERCISED                 IN-THE-MONEY
                        SHARES                        OPTIONS/WARRANTS AT               OPTIONS/WARRANTS AT
                       ACQUIRED                        DECEMBER 31, 1996                 DECEMBER 31, 1996
                          ON         VALUE       -----------------------------     -----------------------------
NAME                   EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
---------------------  --------     --------     -----------     -------------     -----------     -------------
Ronald A. Haverl.....   125,000     $593,125       125,000               --         $ 375,000              --
Carl R. Sahi.........   125,000     $593,125       125,000               --         $ 375,000              --

EMPLOYMENT AGREEMENTS

     The Company does not have employment agreements with either of its Named Executive Officers nor does the Company have any compensation agreement or arrangement which becomes effective upon their resignation, retirement, termination or a change of control of Company. All employees have executed confidentiality agreements with the Company.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors receive an automatic annual grant of options for 1,000 shares of Common Stock upon their election or re-election to the Board of Directors. The options are granted under the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which was adopted on July 6, 1995 at the Company's 1995 Annual Meeting of Shareholders.

     Only non-employee members of the Board of Directors of the Company are eligible to receive grants of options under the Directors' Plan. Participants who had served as directors prior to the adoption of the Directors' Plan automatically received an option for 1,000 shares for each calendar year they served as a director. Accordingly, Mr. Ribakove and Mr. Stroller received respectively, options for 9,000 and 4,000 shares of common stock for past services. During the term of the Directors' Plan, participants automatically receive a grant of an option for 1,000 shares of common stock on their election or re-election. Messrs. Ribakove, Stoller and Jacke have all received an automatic grant for 1,000 shares of common stock for services in 1996 and Mr. Himick received an automatic grant for 1,000 shares of common stock upon his election in April 1997. All options granted vest one (1) year after the grant, are exercisable for the lesser of one (1) year from the termination as a director or five (5) years from grant, and have an exercise price equal to the fair market value of the underlying shares of common stock at the time of grant. Vesting is accelerated upon the death, disability, or retirement of a participant. Should a participant terminate his or her service as a director for any other reason, shares not fully vested under an option will be forfeited. Payment of the option exercise price may be made in cash or by transfer to the Company of shares of common stock having a fair market value equal to the option exercise price, or by withholding from the shares that would otherwise be issued under an option, that number of shares having a fair market value equal to the option exercise price.

     There are fifty thousand (50,000) shares reserved for issuance under the Directors' Plan. There were eighteen thousand(18,000) shares subject to outstanding options as of December 31, 1996 and nineteen thousand (19,000) shares subject to outstanding options as of April 15, 1997. No options have been exercised under the Directors' Plan.

     Commencing with the fourth quarter of 1996, non-employee directors also will receive $2,500 per quarter for serving on the Board of Directors.

INCENTIVE PLAN

     In May 1991 the Company adopted its 1991 Long Term Incentive Plan (as amended, the "Plan"). Pursuant to the Plan, the Compensation Committee of the Board (the "Committee") has the power to make grants or awards to persons who, in the judgment of the Committee, have contributed or will contribute, to the long-term success of the Company. The Board generally may amend, suspend or terminate the Plan in whole or in part. However, amendments which materially increase the benefits accruing to participants under the Plan, increase the number of shares of Common Stock reserved for purposes of the Plan or materially modify the requirements as to eligibility to participate in the Plan must also be approved by the Company's shareholders. Awards and grants under the Plan may be made in a variety of forms, including warrants to purchase common stock, stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("ISOs"), and restricted stock. Stock options may be accompanied by SARS, and restricted stock may be accompanied by grants of performance shares (contractual rights to compensation measured by increases in the value of the common stock payable in cash). The Committee in its discretion determines who receives grants or awards under the Plan, the number of warrants, options, ISOs, SARs, performance shares, and shares of restricted stock, the option price, and the duration of the awards. One Million (1,000,000) shares have been reserved for issuance under the Plan, including 326,100 shares subject to outstanding options under the Plan as of December 31, 1996. There have been 151,000 options exercised under the Plan as of December 31, 1996. The exercise prices of options awarded under the Plan were the fair market value of the underlying shares at the time of the award, as determined by the Compensation Committee of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Ribakove and Mr. Stoller are the members of the Compensation Committee. Each is a non-employee director of the Company. No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for any other entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the common stock as of April 15, 1997 for: (i) each person who is known by the Company to beneficially own more than 5% of the common stock, (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all the directors and executive officers as a group.

                                                             NUMBER OF SHARES         PERCENT OF CLASS
NAME AND ADDRESS(1)                                        BENEFICIALLY OWNED(2)     BENEFICIALLY OWNED
---------------------------------------------------------  ---------------------     ------------------
Carl R. Sahi(3)..........................................          633,500                   8.3%
Ronald A. Haverl(4)......................................          514,716                   6.7%
Richard D. Ribakove(5)...................................           39,730                     *
Milton Stoller(6)........................................            5,000                     *
Stanley E. Jacke.........................................               --                    --
David Himick(7)..........................................          250,550                   3.3%
All directors and executive officers as a group (8
  persons)(8)............................................        1,451,830                  18.6%

---------------
 * Less than 1% of the class.

(1) Unless otherwise indicated, the address of each named holder is c/o Bio-Plexus, Inc., 384 Q Merrow Road, Tolland, Connecticut 06084.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Includes 50,000 shares of common stock held by E.B. Hanson, Inc., a company controlled by Mr. Sahi and 125,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Sahi which are presently exercisable.

(4) Includes 125,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Haverl which are presently exercisable.

(5) Includes 28,430 shares owned jointly by Mr. Ribakove and his wife in tenancy by the entirety. As to such shares, Mr. Ribakove and his wife share voting and investment power. Also includes 10,000 shares of Common Stock issuable upon the exercise of options owned by Mr. Ribakove, and 600 shares held in custodial accounts for the Ribakoves' minor children.

(6) Includes 5,000 shares of Common Stock issuable upon the exercise of options owned by Mr. Stoller.

(7) Includes 21,000 shares owned jointly by Mr. Himick and his wife and as to which they share voting and investment power. Also includes 9,835 shares of Common Stock issuable upon the exercise of warrants held by Mr. Himick which are presently exercisable and 10,000 shares of Common Stock held by the Himick Family Investment Club, an entity controlled by Mr. Himick.

(8) Includes 50,000 shares of common stock held by E.B. Hanson, Inc., a company controlled by Mr. Sahi, 10,000 shares held by the Himick Family Investment Club, an entity controlled by Mr. Himick and 283,169 shares of Common Stock issuable upon the exercise of options and warrants held by executive officers and directors which are presently exercisable, and 600 shares held in custodial accounts for the Ribakoves' minor children.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Class A common stock as of April 15, 1997, for: (i) each person who is known by the Company to beneficially own more than 5% of the Class A common stock; (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all the directors and executive officers as a group.

                                                                                      PERCENT OF CLASS
                                                              NUMBER OF SHARES          BENEFICIALLY
NAME AND ADDRESS(1)(2)                                      BENEFICIALLY OWNED(3)           OWNED
----------------------------------------------------------  ---------------------     -----------------
Ronald A. Haverl..........................................          10,000                   50%
Carl R. Sahi..............................................          10,000                   50%
All directors and Executive Officers as a group (7
  persons)................................................          20,000                  100%

---------------
(1) The address of each named holder is c/o Bio-Plexus, Inc., 384 Q Merrow Road, Tolland, Connecticut 06084.

(2) No person other than Mr. Haverl and Mr. Sahi owns shares of Class A common stock. All authorized shares of Class A common stock are issued and outstanding.

(3) Beneficial ownership is explained in Footnote 2 in the previous table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to Mr. Improta becoming an employee of the Company, he provided consulting services to the Company through FRC International, a company controlled by him. The services were provided pursuant to a consulting agreement. The Company paid FRC International $127,848 in 1996 under that agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         (1) FINANCIAL STATEMENTS

             Listed on page F-1 of the Financial Statements.

         (2) FINANCIAL STATEMENT SCHEDULES

             Listed on page F-1 of the Financial Statements.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1996.

     (c) Exhibits

         The table of exhibits is amended by the addition of Exhibit 23 and restated to read as follows:

                                 EXHIBIT INDEX

EXHIBIT
  NO.                   DESCRIPTION                               METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
   1.1    Form of Underwriting Agreement between      Incorporated by reference to Exhibit 1.1
          Advest, Inc. and the Company.               to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   1.2    Form of Advest, Inc. Warrant.               Incorporated by reference to Exhibit 1.2
                                                      to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   1.3    Form of Advest, Inc. Registration Rights    Incorporated by reference to Exhibit 1.3
          Agreement.                                  to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   1.4    Form of Underwriting Agreement among        Incorporated by reference to Exhibit 1.1
          Advest, Inc. as representative of the       to the Registrant's Amendment No. 2 to
          several underwriters named therein and      the registration statement on Form S-1
          the Company.                                filed on September 15, 1995 (File No.
                                                      33-95554).
   3.1    Certificate of Incorporation of the         Incorporated by reference to Exhibit 3.1
          Company, as amended.                        to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended
                                                      September 30, 1996 (File No. 0-24128).
   3.2    Bylaws of the Company.                      Incorporated by reference to Exhibit 3.2
                                                      to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   4.1    Loan Agreement, dated January 7, 1992,      Incorporated by reference to Exhibit 4.1
          between the Company and CII.                to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   4.2    Loan Agreement dated July 27, 1993,         Incorporated by reference to Exhibit 4.2
          between the Company and the CDA.            to the Registrant's registration
                                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   4.3    Form of Unsecured Term Notes with           Incorporated by reference to Exhibit
          Detachable Warrants to Purchase Common      10.4 to the Registrant's registration
          Stock.                                      statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
   4.4    Loan Agreement, dated March 7, 1995,        Incorporated by reference to Exhibit 4.4
          between the Company and the CDA.            to the Registrant's Annual Report on
                                                      Form 10-K filed on March 30, 1995 (File
                                                      No. 0-24128).
   4.5    Promissory Note, dated October 28, 1994,    Incorporated by reference to Exhibit 4.5
          between the Company and Victor and          to the Registrant's Annual Report on
          Margaret DeMattia.                          Form 10-K filed on March 30, 1995 (File
                                                      No. 0-24128).
  10.1    Lease, dated March 7, 1989, between the     Incorporated by reference to Exhibit
          Company and T&S Limited Partnership, as     10.1 to the Registrant's registration
          amended.                                    statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).

EXHIBIT
  NO.                   DESCRIPTION                               METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
  10.2    Royalty Agreement, dated November 6,        Incorporated by reference to Exhibit
          1989, between the Company and CII, as       10.2 to the Registrant's registration
          amended.                                    statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
  10.3    Master Lease Agreement, dated April 30,     Incorporated by reference to Exhibit
          1993, between the Company and Aberlyn       10.3 to the Registrant's registration
          Capital Management and its Affiliate,       statement on Form S-1 filed on April 1,
          Aberlyn.                                    1994 (File No. 33-77202).
  10.4    Purchase and Sale Agreement, as amended,    Incorporated by reference to Exhibit
          for 129 Reservoir Road, Vernon,             10.4 to the Registrant's Annual Report
          Connecticut, dated October 28, 1994,        on Form 10-K filed on March 30, 1995
          between the Company and Victor and          (File No. 0-24128).
          Margaret DeMattia.
  10.5    Lease, dated March 11, 1994, between the    Incorporated by reference to Exhibit
          Company and Thomas D. Buccino d/b/a The     10.5 to the Registrant's registration
          Mill Works.                                 statement on Form S-1 filed on April 1,
                                                      1994 (File No. 33-77202).
  10.6    Marketing and Distribution Agreement        Incorporated by reference to Exhibit
          dated March 16, 1995, between the           10.6 to the Registrant's Amendment No. 2
          Company and Allegiance.                     to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.7    1991 Long-Term Incentive Plan.              Incorporated by reference to Exhibit
                                                      10.7 to the Registrant's Amendment No. 2
                                                      to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.8    Stock Warrant granted by the Company to     Incorporated by reference to Exhibit
          Ronald A. Haverl.                           10.8 to the Registrant's Amendment No. 2
                                                      to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.9    Stock Warrant granted by the Company to     Incorporated by reference to Exhibit
          Carl R. Sahi.                               10.9 to the Registrant's Amendment No. 2
                                                      to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.10   Stock Warrant granted by the Company to     Incorporated by reference to Exhibit
          Ronald A. Haverl.                           10.10 to the Registrant's Amendment No.
                                                      2 to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.11   Stock Warrant granted by the Company to     Incorporated by reference to Exhibit
          Carl R. Sahi.                               10.11 to the Registrant's Amendment No.
                                                      2 to Annual Report on Form 10-K filed on
                                                      June 30, 1995 (File No. 0-24128).
  10.12   Master Equipment Lease Agreement dated      Incorporated by reference to Exhibit
          as of March 8, 1995, between the Company    10.12 to the Registrant's Quarterly
          and Financing for Science International,    Report on Form 10-Q for the quarter
          Inc.                                        ended on June 30, 1995 (File No.
                                                      0-24128).
  10.13   1995 Non-Employee Directors' Stock          Incorporated by reference to Exhibit
          Option Plan.                                10.13 to the Registrant's Quarterly
                                                      Report on Form 10-Q for the quarter
                                                      ended on June 30, 1995 (File No.
                                                      0-24118).

EXHIBIT
  NO.                   DESCRIPTION                               METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
  10.14   Note and Warrant Purchase Agreement,        Incorporated by reference to Exhibit
          Form of Private Placement Note, Security    10.14 to the Registrant's Quarterly
          Agreement, and Form of Warrant.             Report on Form 10-Q for the quarter
                                                      ended on June 30, 1995 (File No.
                                                      0-24128).
  10.15   Letter Agreement with Aberlyn Capital       Incorporated by reference to Exhibit
          Management Limited Partnership.             10.15 to the Registrant's Quarterly
                                                      Report on Form 10-Q for the quarter
                                                      ended on June 30, 1995 (File No.
                                                      0-24128).
  23      Consent of Price Waterhouse LLP.            Filed with this amendment.

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

Dated: April 30, 1997

                                 EXHIBIT INDEX

EXHIBIT                                                                                 SEQUENTIAL
  NO.                 DESCRIPTION                         METHOD OF FILING               PAGE NO.
-------   -----------------------------------    -----------------------------------    ----------
  1.1     Form of Underwriting Agreement         Incorporated by reference to
          between Advest, Inc. and the           Exhibit 1.1 to the Registrant's
          Company.                               registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  1.2     Form of Advest, Inc. Warrant.          Incorporated by reference to
                                                 Exhibit 1.2 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  1.3     Form of Advest, Inc. Registration      Incorporated by reference to
          Rights Agreement.                      Exhibit 1.3 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  1.4     Form of Underwriting Agreement         Incorporated by reference to
          among Advest, Inc. as                  Exhibit 1.1 to the Registrant's
          representative of the several          Amendment No. 2 to the registration
          underwriters named therein and the     statement on Form S-1 filed on
          Company.                               September 15, 1995 (File No.
                                                 33-95554).
  3.1     Certificate of Incorporation of the    Incorporated by reference to
          Company, as amended.                   Exhibit 3.1 to the Registrant's
                                                 Quarterly Report on Form 10-Q for
                                                 the quarter ended September 30,
                                                 1996 (File No. 0-24128).
  3.2     Bylaws of the Company.                 Incorporated by reference to
                                                 Exhibit 3.2 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  4.1     Loan Agreement, dated January 7,       Incorporated by reference to
          1992, between the Company and CII.     Exhibit 4.1 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  4.2     Loan Agreement dated July 27, 1993,    Incorporated by reference to
          between the Company and the CDA.       Exhibit 4.2 to the Registrant's
                                                 registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  4.3     Form of Unsecured Term Notes with      Incorporated by reference to
          Detachable Warrants to Purchase        Exhibit 10.4 to the Registrant's
          Common Stock.                          registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
  4.4     Loan Agreement, dated March 7,         Incorporated by reference to
          1995, between the Company and the      Exhibit 4.4 to the Registrant's
          CDA.                                   Annual Report on Form 10-K filed on
                                                 March 30, 1995 (File No. 0-24128).
  4.5     Promissory Note, dated October 28,     Incorporated by reference to
          1994, between the Company and          Exhibit 4.5 to the Registrant's
          Victor and Margaret DeMattia.          Annual Report on Form 10-K filed on
                                                 March 30, 1995 (File No. 0-24128).

EXHIBIT                                                                                 SEQUENTIAL
  NO.                 DESCRIPTION                         METHOD OF FILING               PAGE NO.
-------   -----------------------------------    -----------------------------------    ----------
 10.1     Lease, dated March 7, 1989, between    Incorporated by reference to
          the Company and T&S Limited            Exhibit 10.1 to the Registrant's
          Partnership, as amended.               registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
 10.2     Royalty Agreement, dated November      Incorporated by reference to
          6, 1989, between the Company and       Exhibit 10.2 to the Registrant's
          CII, as amended.                       registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
 10.3     Master Lease Agreement, dated April    Incorporated by reference to
          30, 1993, between the Company and      Exhibit 10.3 to the Registrant's
          Aberlyn Capital Management and its     registration statement on Form S-1
          Affiliate, Aberlyn.                    filed on April 1, 1994 (File No.
                                                 33-77202).
 10.4     Purchase and Sale Agreement, as        Incorporated by reference to
          amended, for 129 Reservoir Road,       Exhibit 10.4 to the Registrant's
          Vernon, Connecticut, dated October     Annual Report on Form 10-K filed on
          28, 1994, between the Company and      March 30, 1995 (File No. 0-24128).
          Victor and Margaret DeMattia.
 10.5     Lease, dated March 11, 1994,           Incorporated by reference to
          between the Company and Thomas D.      Exhibit 10.5 to the Registrant's
          Buccino d/b/a The Mill Works.          registration statement on Form S-1
                                                 filed on April 1, 1994 (File No.
                                                 33-77202).
 10.6     Marketing and Distribution             Incorporated by reference to
          Agreement dated March 16, 1995,        Exhibit 10.6 to the Registrant's
          between the Company and Allegiance.    Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.7     1991 Long-Term Incentive Plan.         Incorporated by reference to
                                                 Exhibit 10.7 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.8     Stock Warrant granted by the           Incorporated by reference to
          Company to Ronald A. Haverl.           Exhibit 10.8 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.9     Stock Warrant granted by the           Incorporated by reference to
          Company to Carl R. Sahi.               Exhibit 10.9 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.10    Stock Warrant granted by the           Incorporated by reference to
          Company to Ronald A. Haverl.           Exhibit 10.10 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).

EXHIBIT                                                                                 SEQUENTIAL
  NO.                 DESCRIPTION                         METHOD OF FILING               PAGE NO.
-------   -----------------------------------    -----------------------------------    ----------
 10.11    Stock Warrant granted by the           Incorporated by reference to
          Company to Carl R. Sahi.               Exhibit 10.11 to the Registrant's
                                                 Amendment No. 2 to Annual Report on
                                                 Form 10-K filed on June 30, 1995
                                                 (File No. 0-24128).
 10.12    Master Equipment Lease Agreement       Incorporated by reference to
          dated as of March 8, 1995, between     Exhibit 10.12 to the Registrant's
          the Company and Financing for          Quarterly Report on Form 10-Q for
          Science International, Inc.            the quarter ended on June 30, 1995
                                                 (File No. 0-24128).
 10.13    1995 Non-Employee Directors' Stock     Incorporated by reference to
          Option Plan.                           Exhibit 10.13 to the Registrant's
                                                 Quarterly Report on Form 10-Q for
                                                 the quarter ended on June 30, 1995
                                                 (File No. 0-24118).
 10.14    Note and Warrant Purchase              Incorporated by reference to
          Agreement, Form of Private             Exhibit 10.14 to the Registrant's
          Placement Note, Security Agreement,    Quarterly Report on Form 10-Q for
          and Form of Warrant.                   the quarter ended on June 30, 1995
                                                 (File No. 0-24128).
 10.15    Letter Agreement with Aberlyn          Incorporated by reference to
          Capital Management Limited             Exhibit 10.15 to the Registrant's
          Partnership.                           Quarterly Report on Form 10-Q for
                                                 the quarter ended on June 30, 1995
                                                 (File No. 0-24128).
 23       Consent of Price Waterhouse LLP.       Filed with this amendment.