Form 10-Q
period 1997-03-31
BIO PLEXUS INC
filed 1997-05-15
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

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

                                 (860) 871-8601
              (Registrant's telephone number, including area code)
                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                   Shares Outstanding as of May 12, 1997
---------------------                   -------------------------------------

Class A Common Stock, no par value                        20,000
Common Stock, no par value                             7,759,490

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
PART I.           FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Balance Sheet at March 31, 1997 and
                    December 31, 1996                                        1

                    Condensed Statement of Operations for the three months
                    ended March 31, 1997 and 1996                            2

                    Condensed Statement of Cash Flows for the three months
                    ended March 31, 1997 and 1996                            3

                    Notes to Condensed Financial Statements                  4

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      6


PART II. OTHER INFORMATION

         Item 2.    Change in Securities                                     9

         Item 6.    Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                                  11

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEET


                                                                  MARCH 31,        DECEMBER 31,
                                                                   1997               1996
                                                                (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                $  5,010,000        $  1,322,000
     Accounts receivable                                           627,000             386,000
     Inventories
         Raw materials                                           1,179,000           1,314,000
         Work-in-process                                           369,000             271,000
         Finished goods                                            360,000             271,000
                                                              ------------        ------------
                                                                 1,908,000           1,856,000
                                                              ------------        ------------
     Other current assets                                          421,000             430,000
                                                              ------------        ------------
         Total current assets                                    7,966,000           3,994,000
                                                              ------------        ------------

Fixed assets, net                                                8,143,000           8,305,000

Deferred debt financing expenses                                   431,000             164,000
Patents, net of amortization                                        82,000              55,000
Other assets                                                       302,000             302,000
                                                              ------------        ------------
                                                              $ 16,924,000        $ 12,820,000
                                                              ============        ============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                        $  3,075,000        $  3,225,000
     Accounts payable and accrued expenses                       1,424,000           1,693,000
     Accrued interest payable                                      159,000              27,000
     Accrued employee costs                                        371,000             462,000
                                                              ------------        ------------
         Total current liabilities                               5,029,000           5,407,000
                                                              ------------        ------------

CII debt, net                                                      146,000             131,000
Deferred revenue                                                 1,400,000                  --
Other long-term debt, net                                        8,945,000           7,276,000
Accrued financing expense - CII debt                                    --             550,000
Redeemable Class A common stock                                     20,000              20,000
Redeemable common stock warrants                                   149,000             149,000

Shareholders' equity (deficit)
     Common stock, no par value, 12,000,000 authorized,
     7,759,490 and 7,046,552 shares issued and
     outstanding                                                51,242,000          46,887,000
     Accumulated deficit                                       (50,007,000)        (47,600,000)
                                                              ------------        ------------
         Total shareholders' equity (deficit)                    1,235,000            (713,000)
                                                              ------------        ------------
                                                              $ 16,924,000        $ 12,820,000
                                                              ============        ============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31

                                                       1997               1996
                                                   -----------        -----------
Revenue
  Sales                                            $ 1,112,000        $   453,000
  Licensing fees (Note 3)                            1,500,000                 --
                                                   -----------        -----------
     Total revenue                                   2,612,000            453,000
                                                   -----------        -----------

Costs and expenses:
  Research and development                             425,000            380,000
  Other operating and engineering costs              1,610,000            942,000
  Selling, general and administrative                1,876,000          1,594,000
                                                   -----------        -----------
       Total operating costs and expenses            3,911,000          2,916,000
                                                   -----------        -----------

Financing expenses:
  CII debt:
     Interest expense                                    1,000              6,000
     Amortization of deferred debt financing            33,000             29,000
  Other financing expenses (Note 4)                  1,074,000            276,000
                                                   -----------        -----------
    Total financing expenses                         1,108,000            311,000
                                                   -----------        -----------

Net loss                                           $(2,407,000)       $(2,774,000)
                                                   -----------        -----------


Net loss per common share (Note 2)                 $     (0.33)       $     (0.42)
                                                   ===========        ===========

Weighted average common shares
  outstanding (Note 2)                               7,371,577          6,576,783
                                                   ===========        ===========





              The accompanying notes are an integral part of these
                        condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                     1997                1996
                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $ (2,407,000)       $ (2,774,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
     Depreciation and amortization                                   353,000             296,000
     Inducement expense on conversion (Note 4)                       640,000                  --
     Amortization of deferred debt financing
       expenses                                                       33,000              29,000
     Amortization of debt discount                                    76,000             116,000
     (Increase) in accounts receivable                              (241,000)           (174,000)
     (Increase) decrease in inventories                              (52,000)            388,000
     (Decrease) in accounts payable and accrued liabilities         (418,000)           (148,000)
     Increase in accrued interest payable                            132,000              86,000
     (Decrease) increase in accrued employee costs                   (91,000)             68,000
     Increase in deferred revenue (Note 3)                         1,400,000                  --
     Other                                                            11,000               5,000
                                                                ------------        ------------
         Net cash used in operating activities                      (564,000)         (2,108,000)
                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets including
  acquisition of land                                               (191,000)           (412,000)
Cost of patents                                                      (29,000)             (8,000)
                                                                ------------        ------------
         Net cash used in investing activities                      (220,000)           (420,000)
                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants                      250,000                 --
Proceeds from exercise of common stock options                        50,000              28,000
Proceeds from long-term debt                                       4,700,000                 --
Repayments of long-term debt                                        (528,000)           (321,000)
                                                                ------------        ------------
         Net cash provided by (used in)
           financing activities                                    4,472,000            (293,000)
                                                                ------------        ------------

         Net increase (decrease) in cash and cash
           equivalents                                             3,688,000          (2,821,000)
         Cash and cash equivalents, beginning of
           period                                                  1,322,000          11,842,000
                                                                ------------        ------------
         Cash and cash equivalents, end of period               $  5,010,000        $  9,021,000
                                                                ============        ============

Supplemental cash flow disclosures:
     Cash payments of interest                                  $    274,000        $    218,000
     Cash payments of income taxes                                       --                7,000
     Surrender of debt upon warrant exercise                       3,353,000              35,000

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                BIO-PLEXUS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The interim condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented have been included. The results of operations for the interim period is not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the 1996 Annual Report to Shareholders of Bio-Plexus, Inc.

NOTE 2 - LOSS PER SHARE

         Net loss per common share is determined based on the weighted average number of common shares outstanding during the period. In determining weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive.

         Conversion of $2,184,000 of unsecured term notes and a conversion of the remaining balance of a $2,500,000 term loan occurred during the first quarter of 1997. If the conversion of the debt had taken place on January 1, 1997, the net loss per common share would have been ($.30) for the three months ended March 31, 1997. This amount was calculated by adjusting the reported net loss by the interest on the converted debt and the associated amortization of debt discount, and adjusting the weighted average shares for the shares issued on conversion.

NOTE 3 - LICENSING AGREEMENTS

         On January 28, 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. will develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which will be used by JJMI, under an exclusive world-wide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of manufacturing equipment and tooling. JJMI has agreed to acquire initial production equipment in amounts up to $1,800,000, to purchase certain minimum quantities of safety needle assemblies annually, and to pay certain minimum annual royalties. During the first quarter, the $1,500,000 licensing fee revenue was recognized and the $1,400,000 development funding has been deferred and will be recognized over the term of the related development project.

NOTE 4 - OTHER SIGNIFICANT CAPITAL TRANSACTIONS

         In January and February, warrants relating to the 1993 and 1994 unsecured term notes were exercised into shares of common stock. The Company reduced the exercise price from $9.00 to $7.00 on the warrants and agreed to make payments in lieu of interest through 1997 at a rate of 8%. As a result of the transaction, warrant holders surrendered $2,184,000 of the term notes and exercised warrants for 311,967 shares of common stock. A one time charge of $640,000 was incurred due to the reduction in the warrant exercise price and the cash payments in lieu of interest through 1997.

         In January, warrants related to Private Placement Notes sold in 1995 were exercised for 35,714 shares of common stock at an exercise price of $7 per common share. Net proceeds to the Company as a result of the exercise were $250,000.

         On January 30, 1997, pursuant to Regulation S of the Securities Act of 1933, the Company issued 5% Convertible Debentures due February 4, 1999 in the aggregate principal sum of $5,000,000 (the "Debentures"). Interest is payable quarterly in arrears beginning April 30, 1997 until repayment or conversion of the debt occurs. The Debentures are convertible into common shares in one-third step progression, 45, 75 and 105 days from the closing at the lesser of $9.00 per common share or 80% of the average closing bid price over the ten day trading period ending on the day prior to the date notice of conversion is filed with the number of shares not to exceed 1,350,000. Beginning June 30, 1997 the Debentures will be convertible into common stock at the lesser of $9.00 per common share or 75% of the average closing bid price of the Company's common stock, as reported by Bloomberg L.P., over the ten day trading period ending on the day prior to the date the notice of conversion is filed with the Company. In the event the above calculation results in shares to be issued greater than 1,350,000, the Company would redeem the outstanding debentures at the price paid plus any accrued interest thereon. In the event the closing bid price of the Company's stock exceeds $14.70 per share for twenty consecutive trading days during any period of time 45 days after the closing, all outstanding Debentures will automatically convert into common stock within ten business days.

         On February 11, 1997, the Company entered into a Royalty Modification agreement with Connecticut Innovations Inc. ("CII") to satisfy the $550,000 royalty obligation via the issuance of 78,572 shares of common stock.

         On March 31, 1997 the Company entered into an agreement to retire the remaining balance of a three-year $2,500,000 term loan that was entered into in March 1995 by prepaying $1,050,000 of the principal amount of the outstanding note and converting the balance of the principal amount of the note, including interest accrued through March 31, 1997, into 241,627 shares of common stock based on a conversion price of $4.50 per share. The Company may be required to purchase certain shares at March 31, 1998, under defined circumstances.

NOTE 5 - COMMITMENTS

         As of March 31, 1997, the Company had capital expenditure purchase commitments outstanding of approximately $475,000, expected to be financed through an existing financing arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this Management's Discussion and Analysis of the Results of Operations and Financial Condition which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, without limitation, the Company's expectation regarding gross profit and operating income.

OVERVIEW

         Since its inception in September 1987 through March 31, 1997, Bio-Plexus has incurred cumulative ongoing losses totaling $50,007,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle.

         Operating revenues increased to $1,112,000 in the first quarter of 1997, compared to $453,000 for the same period in 1996. Additionally, in January 1997, the Company recognized licensing fee revenue of $1,500,000, resulting in total revenues for the first quarter of $2,612,000. Operating costs and expenses, consisting of marketing, general and administrative expenses together with research and development costs and other operating and engineering expenses increased by $995,000 to $3,911,000 in the first three months of 1997, compared to $2,916,000 over the same period the prior year.

         The Company is currently constructing production equipment and tooling for winged intravenous sets which it expects to begin marketing on a limited basis in the near future. With the addition of the new blood collection needle assembly and packaging system, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for the balance of 1997, when the system is fully operational. The Company also continues to review its cost of operations. In order to achieve profitability, further significant reductions in per-unit manufacturing costs and increases in sales and manufacturing capacity and capabilities are necessary. The Company expects substantial progress in sales growth in 1997, but expects that ongoing losses from operations will continue at least for the balance of the year.

           During 1997, the Company has determined it will attempt to establish joint development, manufacturing and marketing agreements on one or more of its major product lines, similar to the agreement it reached with JJMI on its safety I.V. catheter. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease revenue per unit for the Company, as a result of sharing revenue with a strategic partner. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages of a possible decline in per unit revenue, or other disadvantages that may result from such arrangements.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         The Company had operating revenues of $1,112,000 for the quarter ended March 31, 1997, compared with revenues of $453,000 for the prior year. The increase in sales is attributable to the expansion of its account base and the initiation of sales overseas through certain European distributors.

         Research and development expenses were $425,000 for the quarter ended March 31, 1997, compared to $380,000 for the prior year. The Company's efforts in each of these periods reflects the continuing focus on improving the design and development of needle assembly systems for the blood collection needle, and the production molds used to produce its plastic components, as well as its efforts to develop new products. The increase in these costs in the first quarter of 1997, compared to the same period a year ago, resulted in part from accelerated research and development on its winged set and safety I.V. catheter.

         Other operating and engineering costs were $1,610,000 for the quarter ended March 31, 1997, compared with $942,000 for the prior year. This increase is attributable to higher cost of goods sold resulting from a significantly higher sales volume over the same period last year.

         Selling, general and administrative expenses were $1,876,000 for the quarter ended March 31, 1997, compared with $1,594,000 for the prior year. This increase resulted primarily from the addition of sales and marketing staff and related activities during the latter part of 1996, and the addition of a Vice President, International Marketing and Sales.

         Financing expenses for the month ended March 31, 1997 were $1,108,000 compared to $311,000 for the prior year. The increase resulted primarily from an increase in other financing expenses. Other financing expenses include other interest expense less interest income, and, in the first quarter of 1997, a one time charge of $640,000 related to the conversion of warrants to common stock. The one time charge consists of $491,000 of inducement expense directly related to the reduction of the exercise price on the debt conversion from $9.00 to $7.00, and $149,000 of cash payments to be made in 1997 in lieu of interest.

         Other interest expense increased to $486,000 in 1997 from $414,000 in 1996, as a result of higher average outstanding balances under the Company's equipment lease financing.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for additional funds has continued from period to period, as a result of its ongoing research and development activities surrounding the Punctur-Guard(R) blood collection needle and production processes, its need for additional capital expenditures on molds and production equipment, its efforts to develop new products, and the expansion of its staff. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through March 31, 1997, the Company has received net proceeds of approximately $28,840,000 through borrowings and the sale of debt securities and $40,469,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $8,703,000 was received through the private placement of equity securities.

         On February 18, 1997, the Nasdaq Stock Market informed the Company that it would move the Company's securities to the Nasdaq SmallCap Market effective February 20, 1997, because the Company no longer met the Nasdaq National Market listing requirements. To maintain its listing on the SmallCap Market, the Company will need to meet its ongoing listing requirements, including its net tangible asset requirement of $1,000,000. At the time of the move to the SmallCap Market, Nasdaq informed the Company it met the SmallCap Market initial listing requirements.

         The Company's primary capital requirements for 1997 will include additional equity to meet Nasdaq SmallCap listing requirements and funds for working capital to sustain ongoing operations including debt service, and to continue its research and development efforts to improve and increase manufacturing capacity and capabilities and reduce manufacturing costs. The Company also anticipates additional capital expenditures both for its blood collection needle program as well as new products, including further research and development on its winged intravenous set and safety I.V. catheter. The Company is considering the development of a strategic partnership with one or more major companies to raise additional funds and assist with the development and expansion of its product line, in addition to the agreement it already has in place with JJMI on the safety I.V. catheter. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as either additional financing is secured or until it determines that additional strategic partnerships are feasible. The Company believes its current resources together with funds generated from sales of its products, will be sufficient to fund its cash requirements for the first half of 1997. These estimated cash requirements do not include significant expenditures in new product areas and amounts needed could vary based on the actual growth of sales and the level of additional investment and time required to further increase manufacturing capacity and capabilities, and reduce manufacturing costs. In addition to considering strategic partnerships, the Company is reviewing alternative financing strategies to raise funds in 1997, and is also reviewing opportunities to reduce overhead costs. Failure to raise needed capital would have an adverse effect on the Company and its ability to sustain operations beyond the first half of 1997.

         To date the Company has not been adversely impacted by inflation.

PART II. OTHER INFORMATION


   ITEM 2.        Change in Securities

                           In January 1997, the Company reduced the exercise
                  price of certain warrants issued in 1993 and 1994 from $9.00 to $7.00 per share and agreed to continue payments in lieu of interest through 1997 on related notes issued with such warrants. As a result of such action, holders of warrants for 290,538 shares exercised their warrants for such shares by the surrender of the related notes. The shares of common stock were issued pursuant to an exemption from registration under
                  Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

                           In January, 1997, the Company also issued 35,714
                  shares of common stock to a warrant holder upon the exercise of the holder's warrant. The shares of common stock were issued pursuant to an exemption from registration under
                  Section 4(2) of the Securities Act.

                           On February 11, 1997, the Company issued to CII
                  100,000 shares of common stock upon the conversion of an outstanding note held by CII. The shares of common stock were issued pursuant to an exemption from registration under
                  Section 3(a)(9) of the Securities Act.

                           On March 31, 1997, the Company and the Connecticut
                  Development Authority ("CDA") entered into a letter agreement, which among other things, modified an outstanding note to make it convertible into common stock and effected the conversion of a portion of the note into 241,627 shares of common stock. The shares of common stock were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.


   ITEM 6.        Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit
           No.             Description                                             Method of Filing
         ------            -----------                                             ----------------

         4.4.a             Letter agreement dated March 31, 1997                Filed with this Report.
                           between the Company and CDA.

         4.6               Offshore Convertible Securities Subscription         Filed with this Report.
                           Agreement dated January 30, 1997 between
                           the Company and Shepherd Investments
                           International Ltd., as amended by Letter
                           agreement dated March 25, 1997, and as
                           further amended by Letter agreement dated
                           April 16, 1997.



         10.16             Employment Agreement dated January 13, 1997          Filed with this Report.
                           between the Company and Lucio Improta.

         27                Financial Data Schedule.                             Filed with this Report.



         (b)      Reports on Form 8-K

                  (1) A report on Form 8-K was filed on February 14, 1997,
                      reporting the sale of $5.0 million aggregate principal amount of convertible debentures pursuant to Regulation S.

                  (2) A report on Form 8-K was filed on February 28, 1997,
                      reporting a change in the listing of the Company's shares of common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Bio-Plexus, Inc.
                                                   (Registrant)

       May 15, 1997                             /s/ Ronald A. Haverl
   _____________________                        ________________________________
         (Date)                                 Ronald A. Haverl
                                                Chairman of the Board, Chief
                                                Executive Officer, and Treasurer
                                                (Principal Executive, Financing
                                                 and Accounting Officer

                                BIO-PLEXUS, INC.

                                 Exhibit Index

Exhibit
  No.     Description                                                      Page
-------   -----------                                                      ----
  4.4a    Letter Agreement dated March 31, 1997 between the Company
          and CDA.

  4.6     Offshore Convertible Securities Subscription Agreement dated
          January 30, 1997 between the Company and Shepherd Investments
          International Ltd., as amended by Letter Agreement dated
          March 25, 1997, and as further amended by Letter Agreement dated April 16, 1997.

 10.16    Employment Agreement dated January 13, 1997 between the
          Company and Lucio Improta.

 27       Financial Data Schedule.