Form 10-Q/A
period 1997-03-31
BIO PLEXUS INC
filed 1997-07-30
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

MARK ONE

[X] AMENDMENT #1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


The registrant is amending its Quarterly Report on Form 10-Q to reflect the intrinsic value of the January 1997 Debenture conversion feature, and restating such report in its entirety.

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
PART I.           FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Balance Sheet at March 31, 1997 and
                    December 31, 1996                                        1

                    Condensed Statement of Operations for the three months
                    ended March 31, 1997 and 1996                            2

                    Condensed Statement of Cash Flows for the three months
                    ended March 31, 1997 and 1996                            3

                    Notes to Condensed Financial Statements                  4

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      6


PART II. OTHER INFORMATION

         Item 2.    Change in Securities                                     9

         Item 6.    Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                                  11

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEET


                                                                  MARCH 31,        DECEMBER 31,
                                                                   1997               1996
                                                                (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                $  5,010,000        $  1,322,000
     Accounts receivable                                           627,000             386,000
     Inventories
         Raw materials                                           1,179,000           1,314,000
         Work-in-process                                           369,000             271,000
         Finished goods                                            360,000             271,000
                                                              ------------        ------------
                                                                 1,908,000           1,856,000
                                                              ------------        ------------
     Other current assets                                          421,000             430,000
                                                              ------------        ------------
         Total current assets                                    7,966,000           3,994,000
                                                              ------------        ------------

Fixed assets, net                                                8,143,000           8,305,000

Deferred debt financing expenses                                   431,000             164,000
Patents, net of amortization                                        82,000              55,000
Other assets                                                       302,000             302,000
                                                              ------------        ------------
                                                              $ 16,924,000        $ 12,820,000
                                                              ============        ============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                        $  3,075,000        $  3,225,000
     Accounts payable and accrued expenses                       1,424,000           1,693,000
     Accrued interest payable                                      159,000              27,000
     Accrued employee costs                                        371,000             462,000
                                                              ------------        ------------
         Total current liabilities                               5,029,000           5,407,000
                                                              ------------        ------------

CII debt, net                                                      146,000             131,000
Deferred revenue                                                 1,400,000                  --
Other long-term debt, net                                        8,230,000           7,276,000
Accrued financing expense - CII debt                                    --             550,000
Redeemable Class A common stock                                     20,000              20,000
Redeemable common stock warrants                                   149,000             149,000

Shareholders' equity (deficit)
     Common stock, no par value, 12,000,000 authorized,
     7,759,490 and 7,046,552 shares issued and
     outstanding                                                52,907,000          46,887,000
     Accumulated deficit                                       (50,957,000)        (47,600,000)
                                                              ------------        ------------
         Total shareholders' equity (deficit)                    1,950,000            (713,000)
                                                              ------------        ------------
                                                              $ 16,924,000        $ 12,820,000
                                                              ============        ============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31

                                                       1997               1996
                                                   -----------        -----------
Revenue
  Sales                                            $ 1,112,000        $   453,000
  Licensing fees (Note 3)                            1,500,000                 --
                                                   -----------        -----------
     Total revenue                                   2,612,000            453,000
                                                   -----------        -----------

Costs and expenses:
  Research and development                             425,000            380,000
  Other operating and engineering costs              1,610,000            942,000
  Selling, general and administrative                1,876,000          1,594,000
                                                   -----------        -----------
       Total operating costs and expenses            3,911,000          2,916,000
                                                   -----------        -----------

Financing expenses:
  CII debt:
     Interest expense                                    1,000              6,000
     Amortization of deferred debt financing            33,000             29,000
  Other financing expenses (Note 4)                  2,024,000            276,000
                                                   -----------        -----------
    Total financing expenses                         2,058,000            311,000
                                                   -----------        -----------

Net loss                                           $(3,357,000)       $(2,774,000)
                                                   -----------        -----------


Net loss per common share (Note 2)                 $     (0.46)       $     (0.42)
                                                   ===========        ===========

Weighted average common shares
  outstanding (Note 2)                               7,371,577          6,576,783
                                                   ===========        ===========





              The accompanying notes are an integral part of these
                        condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                     1997                1996
                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $ (3,357,000)       $ (2,774,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
     Depreciation and amortization                                   353,000             296,000
     Inducement expense on conversion (Note 4)                       640,000                  --
     Amortization of deferred debt financing
       expenses                                                       33,000              29,000
     Amortization of debt discount                                 1,026,000             116,000
     (Increase) in accounts receivable                              (241,000)           (174,000)
     (Increase) decrease in inventories                              (52,000)            388,000
     (Decrease) in accounts payable and accrued liabilities         (418,000)           (148,000)
     Increase in accrued interest payable                            132,000              86,000
     (Decrease) increase in accrued employee costs                   (91,000)             68,000
     Increase in deferred revenue (Note 3)                         1,400,000                  --
     Other                                                            11,000               5,000
                                                                ------------        ------------
         Net cash used in operating activities                      (564,000)         (2,108,000)
                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets including
  acquisition of land                                               (191,000)           (412,000)
Cost of patents                                                      (29,000)             (8,000)
                                                                ------------        ------------
         Net cash used in investing activities                      (220,000)           (420,000)
                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants                      250,000                 --
Proceeds from exercise of common stock options                        50,000              28,000
Proceeds from Debentures                                           4,700,000                 --
Repayments of long-term debt                                        (528,000)           (321,000)
                                                                ------------        ------------
         Net cash provided by (used in)
           financing activities                                    4,472,000            (293,000)
                                                                ------------        ------------

         Net increase (decrease) in cash and cash
           equivalents                                             3,688,000          (2,821,000)
         Cash and cash equivalents, beginning of
           period                                                  1,322,000          11,842,000
                                                                ------------        ------------
         Cash and cash equivalents, end of period               $  5,010,000        $  9,021,000
                                                                ============        ============

Supplemental cash flow disclosures:
     Cash payments of interest                                  $    274,000        $    218,000
     Cash payments of income taxes                                       --                7,000
     Surrender of debt upon warrant exercise                       3,353,000              35,000

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

         Conversion of $2,184,000 of unsecured term notes and a conversion of the remaining balance of a $2,500,000 term loan occurred during the first quarter of 1997. If the conversion of the debt had taken place on January 1, 1997, the net loss per common share would have been ($.43) for the three months ended March 31, 1997. This amount was calculated by adjusting the reported net loss by the interest on the converted debt and the associated amortization of debt discount, and adjusting the weighted average shares for the shares issued on conversion.

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

         On January 30, 1997, pursuant to Regulation S of the Securities Act of 1933, the Company issued 5% Convertible Debentures due February 4, 1999 in the aggregate principal sum of $5,000,000 (the "Debentures"). Interest is payable quarterly in arrears beginning April 30, 1997 until repayment or conversion of the debt occurs. The Debentures are convertible into common shares in one-third step progression, 45, 75 and 105 days from the closing at the lesser of $9.00 per common share or 80% of the average closing bid price over the ten day trading period ending on the day prior to the date notice of conversion is filed with the number of shares not to exceed 1,350,000. Beginning June 30, 1997 the Debentures will be convertible into common stock at the lesser of $9.00 per common share or 75% of the average closing bid price of the Company's common stock, as reported by Bloomberg L.P., over the ten day trading period ending on the day prior to the date the notice of conversion is filed with the Company. In the event the above calculation results in shares to be issued greater than 1,350,000, the Company would redeem the outstanding debentures at the price paid plus any accrued interest thereon. In the event the closing bid price of the Company's stock exceeds $14.70 per share for twenty consecutive trading days during any period of time 45 days after the closing, all outstanding Debentures will automatically convert into common stock within ten business days. Of the Debenture proceeds, approximately $1,665,000 has been allocated to paid-in-capital to reflect the intrinsic value of the conversion feature. This amount was calculated at the date of the issue as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount is being amortized through the date the Debentures become convertible. As of March 31, 1997, $950,000 was charged to other financing expenses.

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

OVERVIEW

         Since its inception in September 1987 through March 31, 1997, Bio-Plexus has incurred cumulative ongoing losses totaling $50,957,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle.

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

         Financing expenses for the quarter ended March 31, 1997 were $2,058,000 compared to $311,000 for the prior year. The increase resulted primarily from an increase in other financing expenses. Other financing expenses include other interest expense less interest income, and, in the first quarter of 1997, a one time charge of $640,000 related to the conversion of warrants to common stock and a charge of $950,000 related to the amortization of the January 1997 Debenture debt discount (see Note 4). The one time charge consists of $491,000 of inducement expense directly related to the reduction of the exercise price on the debt conversion from $9.00 to $7.00, and $149,000 of cash payments to be made in 1997 in lieu of interest.

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


   ITEM 6.        Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit
           No.             Description                                             Method of Filing
         ------            -----------                                             ----------------

         4.4.a             Letter agreement dated March 31, 1997                Filed on May 15, 1997 with Form 10-Q (unamended)
                           between the Company and CDA.                         for the quarterly period ended March 31, 1997.


         4.6               Offshore Convertible Securities Subscription         Filed on May 15, 1997 with Form 10-Q (unamended)
                           Agreement dated January 30, 1997 between             for the quarterly period ended March 31, 1997.
                           the Company and Shepherd Investments
                           International Ltd., as amended by Letter
                           agreement dated March 25, 1997, and as
                           further amended by Letter agreement dated
                           April 16, 1997.



         10.16             Employment Agreement dated January 13, 1997          Filed on May 15, 1997 with Form 10-Q (unamended) for
                           between the Company and Lucio Improta.               the quarterly period ended March 31, 1997.

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


                                                Bio-Plexus, Inc.
                                                   (Registrant)

       July 30, 1997                            /s/ Ronald A. Haverl
   _____________________                        ________________________________
         (Date)                                 Ronald A. Haverl
                                                Chairman of the Board, Chief
                                                Executive Officer, and Treasurer
                                                (Principal Executive, Financing
                                                 and Accounting Officer