Form 10-Q
period 1997-06-30
BIO PLEXUS INC
filed 1997-08-14
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark
 One
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1997

                                       or
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
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                     Shares Outstanding as of July 31, 1997
Class A Common Stock, no par value                        20,000
Common Stock, no par value                             8,864,471

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                               PAGE
PART I.      FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet at  June 30, 1997 and
                  December 31, 1996                                              1

                  Condensed Statement of Operations for the three months
                  ended June 30, 1997 and 1996                                   2

                  Condensed Statement of Operations for the six months
                  ended June 30, 1997 and 1996                                   3

                  Condensed Statement of Cash Flows for the six months
                  ended June 30, 1997 and 1996                                   4

                  Notes to Condensed Financial Statements                        5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            7


PART II.     OTHER INFORMATION

         Item 2.  Changes in Securities                                          10

         Item 4.  Submission of Matters to a Vote of Security Holders            11

         Item 5.  Other Information                                              12

         Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                       13

                                BIO-PLEXUS, INC.

                             CONDENSED BALANCE SHEET


                                                                      JUNE 30,
                                                                       1997             DECEMBER 31,
                                                                    (UNAUDITED)             1996
ASSETS
Current assets:
     Cash and cash equivalents                                     $    887,000        $  1,322,000
     Accounts receivable                                                650,000             386,000
     Inventories
         Raw materials                                                1,112,000           1,314,000
         Work-in-process                                                257,000             271,000
         Finished goods                                                 443,000             271,000
                                                                   ------------        ------------
                                                                      1,812,000           1,856,000
                                                                   ------------        ------------
     Other current assets                                               409,000             430,000
                                                                   ------------        ------------
         Total current assets                                         3,758,000           3,994,000
                                                                   ------------        ------------

Fixed assets, net                                                     8,072,000           8,305,000

Deferred debt financing expenses                                        285,000             164,000
Patents, net of amortization                                            104,000              55,000
Other assets                                                            300,000             302,000
                                                                   ------------        ------------
                                                                   $ 12,519,000        $ 12,820,000
                                                                   ============        ============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                             $  2,014,000        $  3,225,000
     Accounts payable and accrued expenses                            1,075,000           1,693,000
     Accrued interest payable                                            60,000              27,000
     Accrued employee costs                                             446,000             462,000
     Deferred revenue                                                 1,243,000                  --
                                                                   ------------        ------------
         Total current liabilities                                    4,838,000           5,407,000
                                                                   ------------        ------------

CII debt, net                                                                --             131,000
Other long-term debt, net                                             7,820,000           7,276,000
Accrued financing expense - CII debt                                         --             550,000
Redeemable Class A common stock                                          20,000              20,000
Redeemable common stock warrants                                        149,000             149,000

Shareholders' equity (deficit)
     Convertible preferred stock, no par value, 3,000,000                    --                  --
       authorized, no shares issued and outstanding
     Common stock, no par value, 15,000,000 authorized,
       8,156,252 and 7,046,552 shares issued and outstanding         54,307,000          46,887,000
     Accumulated deficit                                            (54,615,000)        (47,600,000)
                                                                   ------------        ------------
         Total shareholders' equity (deficit)                          (308,000)           (713,000)
                                                                   ------------        ------------
                                                                   $ 12,519,000        $ 12,820,000
                                                                   ============        ============


         The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                             JUNE 30

                                                      1997               1996
                                                   -----------        -----------
Revenue
  Sales                                            $   954,000        $   730,000

Costs and expenses:
  Research and development                             234,000            405,000
  Other operating and engineering costs              1,618,000          1,058,000
  Selling, general and administrative                1,668,000          1,831,000
                                                   -----------        -----------
       Total operating costs and expenses            3,520,000          3,294,000
                                                   -----------        -----------

Financing expenses:
  CII debt:
     Interest expense                                       --              6,000
     Amortization of deferred debt financing           146,000             27,000
  Other financing expenses (Note 4)                    946,000            296,000
                                                   -----------        -----------
    Total financing expenses                         1,092,000            329,000
                                                   -----------        -----------

Net loss                                           $(3,658,000)       $(2,893,000)
                                                   -----------        -----------


Net loss per common share (Note 2)                       (0.46)       $     (0.42)
                                                   ===========        ===========

Weighted average common shares
  outstanding (Note 2)                               7,897,390          6,809,217
                                                   ===========        ===========





         The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                             JUNE 30

                                                      1997               1996
                                                   -----------        -----------
Revenue
  Sales                                            $ 2,066,000        $ 1,183,000
  Licensing fees (Note 3)                            1,500,000                 --
                                                   -----------        -----------
     Total revenue                                   3,566,000          1,183,000
                                                   -----------        -----------

Costs and expenses:
  Research and development                             658,000            785,000
  Other operating and engineering costs              3,228,000          2,000,000
  Selling, general and administrative                3,545,000          3,424,000
                                                   -----------        -----------
       Total operating costs and expenses            7,431,000          6,209,000
                                                   -----------        -----------

Financing expenses:
  CII debt:
     Interest expense                                       --             13,000
     Amortization of deferred debt financing           179,000             56,000
  Other financing expenses (Note 4)                  2,971,000            572,000
                                                   -----------        -----------
    Total financing expenses                         3,150,000            641,000
                                                   -----------        -----------

Net loss                                           $(7,015,000)       $(5,667,000)
                                                   -----------        -----------


Net loss per common share (Note 2)                 $     (0.92)       $     (0.85)
                                                   ===========        ===========

Weighted average common shares
  outstanding (Note 2)                               7,635,935          6,693,000
                                                   ===========        ===========





         The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30
                                                                      1997               1996
                                                                   -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(7,015,000)       $(5,667,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
     Depreciation and amortization                                     702,000            600,000
     Inducement expense on conversion (Note 4)                         640,000                 --
     Amortization of deferred debt financing
       expenses                                                        179,000             56,000
     Amortization of debt discount                                   1,761,000            230,000
     (Increase) decrease in assets:
        accounts receivable                                           (264,000)                --
        inventories                                                     44,000            794,000
     Increase (decrease) in liabilities:
        accounts payable and accrued liabilities                      (551,000)            81,000
        accrued interest payable                                        33,000              2,000
        accrued employee costs                                         (16,000)           (61,000)
     Increase in deferred revenue (Note 3)                           1,243,000                 --
     Other                                                              19,000           (206,000)
                                                                   -----------        -----------
         Net cash used in operating activities                      (3,225,000)        (4,171,000)
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets including
  acquisition of land                                                 (466,000)          (717,000)
Cost of patents                                                        (52,000)            (8,000)
                                                                   -----------        -----------
         Net cash used in investing activities                        (518,000)          (725,000)
                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants                        250,000            345,000
Proceeds from exercise of common stock options                          50,000             92,000
Proceeds from long-term debt                                         4,700,000                 --
Proceeds from sale and leaseback                                       302,000                 --
Repayments of long-term debt                                        (1,994,000)          (720,000)
                                                                   -----------        -----------
         Net cash provided by (used in) financing activities         3,308,000           (283,000)
                                                                   -----------        -----------

         Net decrease in cash and cash
           equivalents                                                (435,000)        (5,179,000)
         Cash and cash equivalents, beginning of
           period                                                    1,322,000         11,842,000
                                                                   -----------        -----------
         Cash and cash equivalents, end of period                  $   887,000        $ 6,663,000
                                                                   ===========        ===========

Supplemental cash flow disclosures:
     Cash payments of interest                                     $   539,000        $   597,000
     Cash payments of income taxes                                          --             15,000
     Surrender of debt upon warrant exercise                         4,753,000             60,000



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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", requiring the dual presentation of basic and diluted earnings per share. The Company is required to adopt the provisions of the Statement in the fourth quarter of 1997. If earnings per share for the quarters had been computed under the provisions of FAS 128 the results would not have been materially different.

NOTE 3 - LICENSING AGREEMENTS

         On January 28, 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. will develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which will be used by JJMI, under an exclusive world-wide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of manufacturing equipment and tooling. JJMI has agreed to acquire initial production equipment in amounts up to $1,800,000, to purchase certain minimum quantities of safety needle assemblies annually, and to pay certain minimum annual royalties. During the first quarter, $1,500,000 in licensing fee revenue was recognized and, in the second quarter, $157,000 of the $1,400,000 in development funding was recognized as a reduction in research and development expenses. The remaining balance of $1,243,000 has been deferred and will be recognized over the term of the related development project.

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

         On January 30, 1997, pursuant to Regulation S of the Securities Act of 1933, the Company issued 5% Convertible Debentures due February 4, 1999 in the aggregate principal sum of $5,000,000 (the "Debentures"). Interest is payable quarterly in arrears beginning April 30, 1997 until repayment or conversion of the debt occurs. The Debentures are convertible into common shares in one-third step progression, 45, 75 and 105 days from the closing at the lesser of $9.00 per common share or 80% of the average closing bid price over the ten day trading period ending on the day prior to the date notice of conversion is filed with the number of shares not to exceed 1,350,000. Beginning June 30, 1997, the Debentures are convertible into common shares at the lesser of $9.00 per common share or 75% of the average closing bid price of the Company's common stock, as reported by Bloomberg L.P., over the ten day trading period ending on the day prior to the date the notice of conversion is filed with the Company. In the event the above calculation results in shares to be issued greater than 1,350,000, the Company would redeem the outstanding Debentures at the price paid plus any accrued interest thereon. In the event the closing bid price of the Company's stock exceeds $14.70 per share for twenty consecutive trading days during any period of time 45 days after the closing, all outstanding Debentures will automatically convert into common stock within ten business days. Of the Debenture proceeds, approximately $1,665,000 has been allocated to common stock to reflect the intrinsic value of the conversion feature. This amount was calculated at the date of the issue as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount is being amortized through the date the Debentures become convertible. As of June 30, 1997, $1,665,000 was charged to other financing expenses.

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

         On June 25, 1997, at the Annual Meeting of Shareholders, the Company increased the authorized number of common shares from 12,000,000 to 15,000,000. Additionally, the Company amended its Certification of Incorporation to include authorization to issue 3,000,000 shares of preferred stock.

NOTE 5 - COMMITMENTS

         As of June 30, 1997, the Company had capital expenditure purchase commitments outstanding of approximately $208,000 expected to be financed through an existing financing arrangement.

NOTE 6 - SUBSEQUENT EVENTS

         On July 30, 1997, the Company initiated a private offering of up to 250 units of its Series A convertible preferred stock and common stock. Each unit consists of 5,000 shares of Series A preferred stock and 1,000 shares of common stock. Under the term of offering, each unit will have a purchase price of $20,000, and, if fully subscribed, would raise $5,000,000 before offering expenses. The preferred shares will earn dividends at the rate of 5% per annum, and will be convertible to common stock at any time at the option of the holder, at the greater of $2.50, or 85% of the average closing bid price of the common stock for the ten days prior to the date the Company receives a conversion notice. Of the Offering proceeds, a portion will be recorded to equity to reflect the intrinsic value of the Preferred Shares' conversion feature. This amount will be calculated at the date of the issue as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding discount will be immediately recognized, in view of the fact that the Preferred Shares are immediately convertible. As of August 14, 1997, the Company had received subscriptions totalling approximately $3,800,000.

         Effective August 1, 1997, the Company named Larry C. Krampert, Chief Executive Officer to replace Ronald A. Haverl who will remain Chairman of the Board of Directors. Mr. Krampert is a thirty-two year veteran of Johnson & Johnson where he served as vice president for a number of its operating companies.

         At June 30, 1997, the Company had outstanding approximately $3,600,000 of 5% Convertible Debentures it had issued in January 1997 pursuant to Regulation S of the Securities Act of 1933. The Debentures are convertible into common shares at the lesser of $9.00 per common share or 75% of the average closing bid price of the Company's common stock over the ten day period ending on the day prior to the date the notice of conversion is filed with the Company, subject to a limit of 1,350,000 shares in aggregate. During July and August 1997, the Company received a series of conversion notices totalling $3,600,000. Under the terms of the Debentures, if the conversions result in total shares to be issued greater than 1,350,000 shares in aggregate, then the Company would redeem any remaining Debentures at the price paid plus any accrued interest thereon. Based on the notices received, conversions will exceed the 1,350,000 shares and the principal balance to be redeemed by the Company totals approximately $1,532,000 as of August 6, 1997.

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

OVERVIEW

         Since its inception in September 1987 through June 30, 1997, Bio-Plexus has incurred cumulative ongoing losses totaling $54,615,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle.

         The Company is currently constructing production equipment and tooling for winged intravenous sets which it has begun marketing on a limited basis. With the addition of the new blood collection needle assembly and packaging system, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for the balance of 1997, when the system is fully operational. The Company also continues to review its cost of operations. In order to achieve profitability, further significant reductions in per-unit manufacturing costs and increases in sales and manufacturing capacity and capabilities are necessary.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         The Company had operating revenues of $954,000 for the three months ended June 30, 1997 compared to $730,000 for the same period a year ago. The increase in sales is attributable to the expansion of its domestic account base.

         Research and development expenses were $234,000 for the three months ended June 30, 1997, compared to $405,000 for the same period a year ago . These costs reflect the Company's continuing focus on improving and expanding production processes and tooling, its ongoing efforts to develop new products, as well as the recognition of development funding received from JJMI.

         Other operating and engineering costs were $1,618,000 for the three months ended June 30, 1997 compared to $1,058,000 for the same period a year ago. The increase is primarily attributable to higher cost of goods sold resulting from a significantly higher sales volume over the same period last year.

         Marketing, general and administrative expenses were $1,668,000 for the three months ended June 30, 1997 compared to $1,831,000 for the same period a year ago. The decrease is primarily attributable to the Company's reduction in its sales force during the second quarter of 1997.

         Financing expenses were $1,092,000 for the three months ended June 30, 1997 compared to $329,000 for the same period a year ago. The increase resulted primarily from an increase in other financing expenses. Other financing expenses include other interest expense less interest income, and in the second quarter of 1997, there was a charge of $715,000 relating to the amortization of the January 1997 Debenture debt discount (see Note 4).

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         The Company had operating revenues of $2,066,000 for the six months ended June 30, 1997, compared with revenues of $1,183,000 for the same period a year ago. The increase in sales is attributable to the expansion of its account base and sales overseas through certain European distributors.

         Research and development expenses were $658,000 for the six months ended June 30, 1997, compared to $785,000 for the same period a year ago. The decrease in these costs for the six months ended June 30, 1997, compared to the same period a year ago, resulted primarily from the recognition of the development funding.

         Other operating and engineering costs were $3,228,000 for the six months ended June 30, 1997, compared with $2,000,000 for the same period a year ago. This increase is primarily attributable to higher cost of goods sold resulting from a significantly higher sales volume and increased production levels over the same period last year.

         Selling, general and administrative expenses were $3,545,000 for the six months ended June 30, 1997, compared with $3,424,000 for the same period a year ago. This increase resulted primarily from the addition of administrative staff.

         Financing expenses were $3,150,000 for the six months ended June 30, 1997 compared to $641,000 for the same period a year ago. The increase resulted primarily from an increase in other financing expenses. Other financing expenses include other interest expense less interest income, and, in the first quarter of 1997, a one time charge of $640,000 related to the conversion of warrants to common stock and a charge of $1,665,000 related to the amortization of the January 1997 Debenture debt discount (see Note 4). The one time charge consists of $491,000 of inducement expense directly related to the reduction of the exercise price as a result of the conversion of certain 1993 and 1994 unsecured term notes from $9.00 to $7.00, and $149,000 of cash payments to be made in 1997 in lieu of interest.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, research and development activities surrounding the Punctur-Guard(R) blood collection needle and production processes, its need for additional capital expenditures on molds and production equipment, its efforts to develop new products, and the expansion of its staff. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through June 30, 1997, the Company has received net proceeds of approximately $29,140,000 through borrowings and the sale of debt securities and $40,469,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $8,703,000 was received through the private placement of equity securities.

         On February 18, 1997, the Nasdaq Stock Market informed the Company that it would move the Company's securities to the Nasdaq SmallCap Market effective February 20, 1997, because the Company no longer met the Nasdaq National Market listing requirements. To maintain its listing on the SmallCap Market, the Company will need to meet its ongoing listing requirements, including a net tangible asset requirement of $1,000,000. At June 30, 1997, the Company was not in compliance with the minimum net tangible asset requirement. However, since that date, the holders of certain of the Company's convertible Debentures have effected additional conversions to common stock, which together with a private placement by the Company of both preferred and common stock, has increased the Company's net tangible assets to a level as of August 14, 1997 that exceeds the minimum requirements.

         The Company's primary capital requirements for the remainder of 1997 will include additional funds to meet listing requirements and working capital to sustain ongoing operations including debt service, and to continue its research and development efforts to improve and increase manufacturing capacity and capabilities, reduce manufacturing costs, and continue its efforts to develop new products. The Company is considering the development of a strategic partnership with one or more major companies to raise additional funds and assist with the development and expansion of its product line, in addition to the agreement it already has in place with JJMI on the safety I.V. catheter. Its overall strategy is to minimize expenditures on new products until such time as it determines that additional strategic partnerships are feasible. The Company believes its current resources and expected cost reductions, together with funds generated from sales of its products and from its recent private placement, will be sufficient to fund its cash requirements for the near future, excluding any funds it might receive from strategic partnerships. In addition, the Company is reviewing opportunities to reduce its operating costs, and intends to develop a vigorous cost reduction program in the immediate future.

         To date the Company has not been adversely impacted by inflation.



PART II. OTHER INFORMATION

Item 2   Changes in Securities

         At the Company's 1997 Annual Meeting of Shareholders the shareholders approved the creation of a class of convertible preferred stock. (See Item 4). Subsequently, the Board of Directors set the relative rights and preferences of the Series A preferred stock. Holders of the Series A preferred stock have the right to receive dividends on such stock prior to the payment of dividends on the common stock and have the right to receive payments in liquidation prior to payments in liquidation to holders of common stock.

   ITEM 4.        Submission of Matters to a Vote of Security Holders

         The Company held its 1997 Annual Meeting of Shareholders on June 25, 1997. Matters that were acted upon included: the election of the Board of Directors; an amendment to the Company's Certificate of Incorporation; and ratification of the selection of Price Waterhouse LLP as independent public accountants for the current fiscal year.

         Six persons were elected as members of the Board of Directors. They included: Ronald A. Haverl, David Himick, Stanley E. Jacke, Richard D. Ribakove, Carl R. Sahi and Milton Stoller.

        The votes cast were as follows:

                                     VOTES FOR     VOTES WITHHELD

Ronald A. Haverl                     17,103,071        185,271

David Himick                         17,146,683        141,659

Stanley E. Jacke                     17,141,698        146,644

Richard D. Ribakove                  17,186,226        102,116

Carl R. Sahi                         17,197,687         90,655

Milton Stoller                       17,194,144         94,144

        The shareholders approved an amendment to the Company's Certificate of Incorporation which (a) created a new class of convertible Preferred Stock; (b) authorized the Board of Directors to set the preferences, limitations and relative rights of the Preferred Stock; and (c) increased the number of shares of Common Stock. Three million shares of Preferred Stock were authorized and the authorized Common Stock was increased to Fifteen Million shares. The amendment required a vote of all shareholders and a vote of the holders of Common Stock voting separately as a class. The amendment was approved by the following vote of the holders of Common Stock: for: 4,032,178; against:
387,692; abstain: 40,085; and by the following vote of all shareholders: for:
14,032,178; against: 387,692; abstain: 40,085. There were 2,828,387, broker non-votes.

        Finally, the shareholders ratified the selection of Price Waterhouse LLP as the independent accountants to examine the accounts of the Company for the current fiscal year and to report on Company's financial statements for that period. The ratification was made by the following vote: for: 17,243,297; against: 27,630; abstain: 17,415. There were no broker non-votes.

   ITEM 5.        Other Information

        Ronald A. Haverl and Carl R. Sahi, the sole holders of the Company's Class A Common Stock have agreed to vote all of their shares of such stock in accordance with the vote of the Board of Directors on any matter submitted to the shareholders of the Company for action. In the aggregate, the Class A Common Stock is entitled to 10,000,000 votes in any such shareholder vote giving Mr. Haverl and Mr. Sahi effective voting control of the Company on such matters as the election of directors. They have agreed to relinquish this right as a partial inducement to investors in the private offering of units of Series A convertible preferred stock and common stock (See Note-6 "Subsequent Events"). The Class A Common Stock is subject to mandatory redemption by the Company on January 1, 1998 for an aggregate redemption price of $20,000.00.

   ITEM 6.        Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit
            No.    Description                                          Method of Filing
         -------   -----------                                          ----------------
          3.1      Certificate of Incorporation of the Company,         Filed with this Report
                   as amended

          4.6      Letter agreement between the Company and             Filed with this Report
                   Ronald A. Haverl and Carl R. Sahi regarding
                   voting of Class A Common Stock

         27        Financial Data Schedule filed with this Report


         (b)       Reports on Form 8-K


                  No reports were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Bio-Plexus, Inc.
                                        ________________
                                           (Registrant)

           August 14, 1997              /s/ Lawrence C. Krampert
         ______________________         _________________________________
               (Date)                   Lawrence C. Krampert
                                        Chief Executive Officer

           August 14, 1997              /s/ Carl R. Sahi
         ______________________         _________________________________
               (Date)                   Carl R. Sahi
                                        President, and Treasurer (Chief
                                        Financial Officer)