Form 10-Q
period 1997-09-30
BIO PLEXUS INC
filed 1997-11-14
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark
 One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    SEPTEMBER 30, 1997

                                       or

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

                  129 Reservoir Road, Vernon Connecticut 06066
           (Address of principal executive offices including zip code)

                                 (860) 870-6112
              (Registrant's telephone number, including area code)

                   384Q Merrow Road, Tolland Connecticut 06084

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
                                          ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
      Class of Common Stock                              as of November 10, 1997
Class A Common Stock, no par value                                 20,000
Common Stock, no par value                                     12,129,751

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Balance Sheet at  September 30, 1997 and
                  December 31, 1996                                            1

                  Condensed Statement of Operations for the three months
                  ended September 30, 1997 and 1996                            2

                  Condensed Statement of Operations for the nine months
                  ended September 30, 1997 and 1996                            3

                  Condensed Statement of Cash Flows for the nine months
                  ended September 30, 1997 and 1996                            4

                  Notes to Condensed Financial Statements                      5

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8


PART II.    OTHER INFORMATION

      Item 2.     Change in Securities                                        10

      Item 6.     Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                    12

                                BIO-PLEXUS, INC.

                             CONDENSED BALANCE SHEET


                                                                 SEPTEMBER 30,
                                                                     1997          DECEMBER 31,
                                                                  (UNAUDITED)          1996
ASSETS
Current assets:
    Cash and cash equivalents                                    $  1,990,000      $  1,322,000
    Accounts receivable                                               360,000           386,000
    Inventories
      Raw materials                                                 1,001,000         1,314,000
      Work-in-process                                                 351,000           271,000
      Finished goods                                                  408,000           271,000
                                                                 ------------      ------------
                                                                    1,760,000         1,856,000
                                                                 ------------      ------------
    Other current assets                                              349,000           430,000
                                                                 ------------      ------------
      Total current assets                                          4,459,000         3,994,000
                                                                 ------------      ------------

Fixed assets, net                                                   7,986,000         8,305,000

Deferred debt financing expenses                                      103,000           164,000
Patents, net of amortization                                          114,000            55,000
Other assets                                                          302,000           302,000
                                                                 ------------      ------------
                                                                 $ 12,964,000      $ 12,820,000
                                                                 ============      ============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt                            $  1,982,000      $  3,225,000
    Accounts payable and accrued expenses                             835,000         1,693,000
    Accrued interest payable                                           70,000            27,000
    Accrued employee costs                                            434,000           462,000
    Deferred revenue (Note 3)                                       1,137,000                --
                                                                 ------------      ------------
      Total current liabilities                                     4,458,000         5,407,000
                                                                 ------------      ------------

CII debt, net                                                              --           131,000
Other long-term debt, net                                           3,936,000         7,276,000
Accrued financing expense - CII debt                                       --           550,000
Redeemable Class A common stock                                        20,000            20,000
Redeemable common stock warrants                                      149,000           149,000

Shareholders' equity (deficit):
    Convertible preferred stock, no par value, 3,000,000                   --                --
      authorized, no shares issued and outstanding
    Common stock, no par value, 15,000,000 authorized,
      11,225,748 and 7,046,552 shares issued and outstanding       61,789,000        46,887,000
    Accumulated deficit                                           (57,388,000)      (47,600,000)
                                                                 ------------      ------------
      Total shareholders' equity (deficit)                          4,401,000          (713,000)
                                                                 ------------      ------------
                                                                 $ 12,964,000      $ 12,820,000
                                                                 ============      ============



    The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,

                                                             1997             1996
                                                         -----------      -----------
Revenue
  Sales                                                  $   770,000      $   610,000

Costs and expenses:
  Research and development                                   364,000          383,000
  Other operating and engineering costs                    1,227,000        1,096,000
  Selling, general and administrative                      1,557,000        1,958,000
                                                         -----------      -----------
       Total operating costs and expenses                  3,148,000        3,437,000
                                                         -----------      -----------

Financing expenses:
  CII debt:
     Interest expense                                             --            6,000
     Amortization of deferred debt financing                 182,000           20,000
  Other financing expenses                                   214,000          352,000
                                                         -----------      -----------
    Total financing expenses                                 396,000          378,000
                                                         -----------      -----------

Net loss                                                 $(2,774,000)     $(3,205,000)
Less:  Imputed dividend on preferred stock  (Note 4)        (500,000)              --

Net loss applicable to common stock                      $(3,274,000)     $(3,205,000)
                                                         -----------      -----------


Net loss per common share (Note 2)                       $     (0.33)     $     (0.46)
                                                         ===========      ===========


Weighted average common shares
  outstanding (Note 2)                                     9,985,246        6,914,170
                                                         ===========      ===========




    The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,

                                                             1997             1996
                                                         ------------      -----------
Revenue
  Sales                                                  $  2,836,000      $ 1,793,000
  Licensing fees (Note 3)                                   1,500,000               --
                                                         ------------      -----------
     Total revenue                                          4,336,000        1,793,000
                                                         ------------      -----------

Costs and expenses:
  Research and development                                  1,022,000        1,167,000
  Other operating and engineering costs                     4,455,000        3,097,000
  Selling, general and administrative                       5,101,000        5,382,000
                                                         ------------      -----------
       Total operating costs and expenses                  10,578,000        9,646,000
                                                         ------------      -----------

Financing expenses:
  CII debt:
     Interest expense                                              --           19,000
     Amortization of deferred debt financing                  361,000           76,000
  Other financing expenses (Note 4)                         3,185,000          924,000
                                                         ------------      -----------
    Total financing expenses                                3,546,000        1,019,000
                                                         ------------      -----------

Net loss                                                 $ (9,788,000)     $(8,872,000)
Less:  Imputed dividend on preferred stock  (Note 4)         (500,000)              --

Net loss applicable to common stock                      $(10,288,000)     $(8,872,000)
                                                         ------------      -----------


Net loss per common share (Note 2)                       $      (1.22)     $     (1.31)
                                                         ============      ===========


Weighted average common shares
  outstanding (Note 2)                                      8,427,644        6,767,261
                                                         ============      ===========




    The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                             1997              1996
                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(10,288,000)     $ (8,872,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
    Depreciation and amortization                           1,029,000           923,000
    Inducement expense on conversion (Note 4)                 640,000                --
    Imputed dividend (Note 4)                                 500,000
    Amortization of deferred debt financing
      expenses                                                361,000            76,000
    Amortization of debt discount (Note 4)                  1,781,000           342,000
    Decrease in assets:
       accounts receivable                                     26,000                --
       inventories                                             96,000           882,000
    (Decrease) increase in liabilities:
       accounts payable and accrued liabilities              (858,000)          681,000
       accrued interest payable                                43,000            91,000
       accrued employee costs                                 (28,000)           23,000
    Increase in deferred revenue (Note 3)                   1,137,000                --
    Other                                                      82,000          (454,000)
                                                         ------------      ------------
      Net cash used in operating activities                (5,479,000)       (6,308,000)
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets including
  acquisition of land                                        (706,000)       (1,901,000)
Cost of patents                                               (64,000)          (29,000)
                                                         ------------      ------------
      Net cash used in investing activities                  (770,000)       (1,930,000)
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock           4,897,000                --
Proceeds from sale of common stock                            280,000                --
Proceeds from exercise of common stock warrants               282,000           345,000
Proceeds from exercise of common stock options                 50,000           135,000
Proceeds from long-term debt                                4,700,000                --
Proceeds from sale and leaseback                              369,000         2,180,000
Repayments of long-term debt                               (3,661,000)       (1,219,000)
                                                         ------------      ------------
      Net cash provided by financing activities             6,917,000         1,441,000
                                                         ------------      ------------

      Net increase (decrease) in cash and cash
        equivalents                                           668,000        (6,797,000)
      Cash and cash equivalents, beginning of
        period                                              1,322,000        11,842,000
                                                         ------------      ------------
      Cash and cash equivalents, end of period           $  1,990,000      $  5,045,000
                                                         ============      ============

Supplemental cash flow disclosures:
    Cash payments of interest                            $    836,000      $    835,000
    Cash payments of income taxes                               9,000            15,000
    Surrender of debt upon warrant exercise                 8,053,000            60,000


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

NOTE 2 - LOSS PER SHARE

      Net loss per common share is determined based on the weighted average number of common shares outstanding during the period. In determining weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive. As described in Note 4, the terms for conversion of the Series A preferred stock issued during the nine months ended September 30, 1997 afforded the holders a conversion price lower than the market price of the common stock at the time of issuance. The difference between the conversion price and the market price has been reported as an imputed dividend for purposes of calculating net loss per common share although no assets of the Company will ever be expended. The imputed dividend of $500,000 had the effect of increasing the loss per share for the nine months ended September 30, 1997 by $.06. It should be noted that the imputed dividend has been given no other accounting recognition in the financial statements of the Company for that period and there will be no recognition given in the future.

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

NOTE 3 - LICENSING AGREEMENTS

      On January 28, 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. will develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which will be used by JJMI, under an exclusive world-wide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of manufacturing equipment and tooling. JJMI has agreed to acquire initial production equipment in amounts up to $1,800,000, to purchase certain minimum quantities of safety needle assemblies annually, and to pay certain minimum annual royalties. During the first quarter, $1,500,000 in licensing fee revenue was recognized and, in the second and third quarters, $263,000 of the $1,400,000 in development funding was recognized as a reduction in research and development expenses. The remaining balance of $1,137,000 has been deferred and will be recognized over the term of the related development project.

NOTE 4 - OTHER SIGNIFICANT CAPITAL TRANSACTIONS

      In January and February, certain warrants relating to the 1993 and 1994 unsecured term notes were exercised into shares of common stock. The Company reduced the exercise price from $9.00 to $7.00 on the warrants and agreed to make payments in lieu of interest through 1997 at a rate of 8%. As a result of the transaction, warrant holders surrendered $2,184,000 of the term notes and exercised warrants for 311,967 shares of common stock. A one time charge of $640,000 was incurred due to the reduction in the warrant exercise price and the cash payments in lieu of interest through 1997.

      In January, certain warrants related to Private Placement Notes sold in 1995 were exercised for 35,714 shares of common stock at an exercise price of $7 per common share. Net proceeds to the Company as a result of the exercise were $250,000.

      On January 30, 1997, pursuant to Regulation S of the Securities Act of 1933, the Company issued 5% Convertible Debentures due February 4, 1999 in the aggregate principal sum of $5,000,000 (the "Debentures"). Of the Debenture proceeds, approximately $1,665,000 was allocated to common stock during the first quarter to reflect the intrinsic value of the conversion feature. This amount was calculated at the date of the issue as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount was charged to other financing expenses. At September 30, 1997, all of the prior outstanding Debentures had been converted into shares of common stock. Under the terms of the Debentures, if the conversions resulted in total shares issued greater than 1,350,000 shares in aggregate, then the Company would redeem any remaining Debentures at the price paid plus accrued interest thereon. Based upon the total debenture conversions the number of shares exceeded 1,350,000. Upon reaching the limit of 1,350,000 shares, the Company satisfied the remaining outstanding Debentures balance of $1,537,324 by issuing 100,000 shares at a value of $2.73 per share and a cash payment of $1,264,000.

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

      On July 30, 1997, the Company initiated a private offering of up to 250 units of its Series A convertible preferred stock and common stock. Each unit consists of 5,000 shares of Series A preferred stock and 1,000 shares of common stock. Under the term of the offering, each unit will have a purchase price of $20,000, and, if fully subscribed, would raise $5,000,000 before offering expenses. The preferred shares will earn dividends at the rate of 5% per annum, and will be convertible to common stock at any time at the option of the holder, at the greater of $2.50, or 85% of the average closing bid price of the common stock for the ten days prior to the date the Company receives a conversion notice. Of the Offering proceeds, $500,000 was recorded to equity to reflect the intrinsic value of the Preferred Shares' conversion feature. This amount was calculated at the date of the issue as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding discount was immediately recognized, in view of the fact that the Preferred Shares were immediately convertible. As of September 30, 1997, the Company had received subscriptions totaling $4,897,000 or 1,224,250 shares of preferred stock. All of the participants immediately converted their shares of Series A preferred stock into 1,904,258 shares of common stock.

      On September 17, 1997 the Company initiated a private offering of common stock, without par value, of up to 1,000,000 shares to investors who purchased units of Series A convertible preferred stock and common stock in the offering dated July 30, 1997. Under the terms of the offering, investors may purchase shares in a dollar amount equal to one-half of their investment in units in the initial offering at a purchase price of $2.50 per share, and, if fully subscribed, would raise $2,500,000 before offering expenses. As of September 30, 1997, the Company had received subscriptions totaling $280,000 or 112,000 shares of common stock.

NOTE 5 - COMMITMENTS

      As of September 30, 1997, the Company had capital expenditure purchase commitments outstanding of approximately $292,000, of which $227,000 is expected to be financed through an existing financing arrangement.

NOTE 6 - SUBSEQUENT EVENTS

      As of October 28, 1997, the initial private placement offering was fully subscribed at $5,000,000, and 1,250,000 shares of Series A preferred stock were issued and immediately converted into 1,931,291 shares of common stock. Additionally, as of November 10, 1997, subscriptions totaling $2,472,425 were received on the second private placement offering representing 988,970 shares of common stock.

      On October 29, 1997, at a meeting of the Board of Directors it was voted to change the titles of the following individuals: Lawrence Krampert, President and Chief Executive Officer; Carl Sahi, Vice President, Business and Technology Development; Richard Higgins, Executive Vice President and Chief Financial Officer; Lucio Improta, Vice President International Business Development; Gary Smith, Vice

President Manufacturing. These changes were made to better suit individuals' titles to their respective job responsibilities within the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements included in this Management's Discussion and Analysis of the Results of Operations and Financial Condition which are not historical facts may be deemed to contain forward looking statements with respect to events, the occurrence of which, involve risks and uncertainties, including, without limitation, the Company's expectation regarding gross profit and operating income which could differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

OVERVIEW

      Since its inception in September 1987 through September 30, 1997, Bio-Plexus has incurred cumulative ongoing losses totaling $57,388,000. During this period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle.

      With the addition of the new blood collection needle assembly and packaging system, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for the balance of 1997. The Company also continues to review its cost of operations. During the third quarter, the Company effected a cost reduction program which resulted in a total workforce reduction of 25 in the areas of manufacturing and general administration, as well as the consolidation of its facilities. These reductions are part of an ongoing cost reduction program.

      During 1997, the Company is considering establishing joint venture agreements on one or more of its major product lines, which may be similar to the agreement it reached with JJMI on its safety I.V. catheter. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease revenue per unit for the Company, as a result of sharing revenue with a strategic partner. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages of a possible decline in per unit revenue, or other disadvantages that may result from such arrangements.

      Effective August 1, 1997, the Company named Lawrence C. Krampert, Chief Executive Officer to replace Ronald A. Haverl who will remain Chairman of the Board of Directors. Mr. Krampert is a thirty-two year veteran of Johnson & Johnson where he served as vice president for a number of its operating companies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      The Company had operating revenues of $770,000 for the three months ended September 30, 1997 compared to $610,000 for the same period a year ago. The increase in sales is attributable to the expansion of its domestic account base.

      Research and development expenses were $364,000 for the three months ended September 30, 1997, compared to $383,000 for the same period a year ago. These costs reflect the Company's continuing focus on improving and expanding production processes and tooling, and its ongoing efforts to develop new products.

      Other operating and engineering costs were $1,227,000 for the three months ended September 30, 1997 compared to $1,096,000 for the same period a year ago. The increase is primarily attributable to higher production costs necessitated by increased sales over the same period last year.

      Marketing, general and administrative expenses were $1,557,000 for the three months ended September 30, 1997 compared to $1,958,000 for the same period a year ago. The decrease is primarily attributable to the Company's reduction in its sales force during the second quarter of 1997.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      The Company had operating revenues of $2,836,000 for the nine months ended September 30, 1997, compared with revenues of $1,793,000 for the same period a year ago. The increase in sales is attributable to the expansion of its account base and sales overseas through certain European distributors.

      Research and development expenses were $1,022,000 for the nine months ended September 30, 1997, compared to $1,167,000 for the same period a year ago. The decrease in these costs for the nine months ended September 30, 1997, compared to the same period a year ago, resulted primarily from the recognition of the JJMI development funding.

      Other operating and engineering costs were $4,455,000 for the nine months ended September 30, 1997, compared with $3,097,000 for the same period a year ago. This increase is primarily attributable to increased production levels over the same period last year, as a result of significantly higher sales volume.

      Selling, general and administrative expenses were $5,101,000 for the nine months ended September 30, 1997, compared with $5,382,000 for the same period a year ago. This decrease resulted primarily from a reduction in sales force during the second quarter of 1997, and other administrative cost reductions recognized during the third quarter of 1997.

      Financing expenses were $3,546,000 for the nine months ended September 30, 1997 compared to $1,019,000 for the same period a year ago. The increase resulted primarily from an increase in deferred debt financing expenses and other financing expenses. Other financing expenses include other interest expense less interest income, and, in the first quarter of 1997, a one time charge of $640,000 related to the conversion of warrants to common stock and a charge of $1,665,000 related to the amortization of the January 1997 Debenture debt discount (see Note 4). The $640,000 charge consists of $491,000 of inducement expense directly related to the reduction of the exercise price on the debt conversion from $9.00 to $7.00, and $149,000 of cash payments to be made in 1997 in lieu of interest.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, research and development activities surrounding the Punctur-Guard(R) blood collection needle and production processes, its need for additional capital expenditures on molds and production equipment, and its efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through September 30, 1997, the Company has received net proceeds of approximately $29,209,000 through borrowings and the sale of debt securities and $45,678,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $13,912,000 was received through the private placement of equity securities.

      The Company's primary capital requirement for the remainder of 1997 includes working capital to sustain ongoing operations including debt service and to continue its research and development efforts to improve and increase manufacturing capacity and capabilities, reduce manufacturing costs, and continue its efforts to develop new products. The Company is considering the development of a strategic partnership with one or more major companies to raise additional funds and assist with the development and expansion of its product line, in addition to the agreement it already has in place with JJMI on the safety I.V. catheter. Its overall strategy is to minimize expenditures on new products until such time as it determines that additional strategic partnerships are feasible. The Company believes its current resources and continued cost reductions, together with funds generated from sales of its products and from its recent private placement offerings, will be sufficient to fund its cash requirements for the next several months, excluding any funds it might receive from strategic partnerships.

      To date the Company has not been adversely impacted by inflation.


PART II. OTHER INFORMATION

   ITEM 2.  Changes in Securities

      On July 30, 1997 the Company initiated an offering of $5.0 million worth of units ("Units") of equity securities (the "First Offering"). 250 Units were offered at $20,000 per Unit. Each Unit consisted of 5,000 shares of the Company's Series A Convertible Preferred Stock and 1,000 shares of the Company's Common Stock. The First Offering was fully subscribed and closed on October 28, 1997. The Company received aggregate consideration of $5.0 million in the offering. On September 17, 1997 the Company initiated an offering of $2.5 million worth of shares of Common Stock (the "Second Offering"). 1,000,000 shares were offered at $2.50 per share. The offering was made only to subscribers in the First Offering. Each such subscriber was given the opportunity to invest up to one-half of the dollar amount such subscriber had invested in the First Offering. As of November 10, 1997, the Company had sold 988,970 of Common Stock in the Second Offering and had received aggregate consideration of $2,472,425. The two offerings were undertaken without the use of any underwriters.

      The offerings were made pursuant to exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated under the Securities Act. The offerings were made solely to accredited investors as defined in Regulation D and were not made by means of any general solicitation. The First Offering was made only to previous investors in the Company or to associates of such previous investors who were introduced to the Company by such previous investors. The Second Offering was made only to subscribers in the First Offering.

      The Series A Convertible Preferred Stock offered in the First Offering was convertible at the election of the holder at a conversion price equal to the greater of: (i) $2.50; or (ii) 85% of the ten-day average closing bid price of the Common Shares (as reported by Bloomberg L.P.) ending on the trading day immediately prior to the date that notice of conversion is given by the holder of the Preferred shares (the "Conversion Price"). The number of Common Shares which was issued for each Preferred Share being converted was an amount determined by dividing the sum of (i) the issuance price (defined to be $4.00 per Preferred Share) and (ii) the value of all accrued and unpaid dividends payable on such share, by the Conversion Price. All of the subscribers in the First Offering indicated their desire to convert their shares immediately upon subscription. Such subscribers' Series A Convertible Preferred shares were converted as of the respective dates on which their funds, in payment for their respective subscriptions were received, and certificates were issued as of such dates. There are no shares of the Company's Series A Convertible Preferred Stock remaining outstanding.

    ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit
         No.      Description                            Method of Filing
      -------     -----------                            ----------------
        27        Financial Data Schedule                Filed with this Report.


      (b)   Reports on Form 8-K

            (1) A report on Form 8-K was filed September 16, 1997, reporting compliance with the NASDAQ National SmallCap Market requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Bio-Plexus, Inc.
                                              (Registrant)

       November 14, 1997                 /s/ LAWRENCE C. KRAMPERT
      ---------------------              -------------------------------------
            (Date)                         Lawrence C. Krampert
                                           President and Chief Executive Officer

       November 14, 1997                /s/  RICHARD L. HIGGINS
      ---------------------                -------------------------------------
            (Date)                         Richard L. Higgins
                                           Executive Vice President and Chief
                                           Financial Officer