Form 10-K
period 1997-12-31
BIO PLEXUS INC
filed 1998-04-13
CIK 865532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                               129 RESERVOIR ROAD
                           VERNON, CONNECTICUT 06066
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (860) 870-6112
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 31, 1998, was $44,464,704.

     On March 31, 1998, there were 12,154,787 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                          FORWARD LOOKING STATEMENTS:

     The discussions set forth below and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, general economic conditions and growth in the safety medical products industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

================================================================================

                                BIO-PLEXUS, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings and Other Matters.........................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................    6
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 8.   Financial Statements and Supplementary Data.................   10
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   11

                                 PART III
Item 10.  Executive Officers and Directors of the Registrant..........   12
Item 11.  Executive Compensation......................................   12
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   12
Item 13.  Certain Relationships and Related Transactions..............   12

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   12

                                     PART I

ITEM 1. BUSINESS

  General Development of Business

     Bio-Plexus, Inc. (the Company or Bio-Plexus), was incorporated in Connecticut in 1987 for the purpose of designing, developing, manufacturing and selling safety medical products. Since inception, the Company's primary focus has been the design, development, testing and evaluation of its first product, a self-blunting blood collection needle which reduces the risk of accidental needlesticks, and the design and development of the molds, machinery and systems used to manufacture the blood collection needle. The Company markets the blood collection needle under the Punctur-Guard(R) name. In addition, the Company markets a needle holder standard to the industry, a specialized needle holder with a push-button release mechanism for easy disposal, and a needle disposal container.

     In June 1993, the Company completed its clinical tests of the Punctur-Guard(R) blood collection needle and began selling the needle to hospitals, medical centers and other large volume users on a limited basis. In June 1994, the Company completed an initial public offering of 1,638,750 shares of common stock at $10 per share. Net proceeds to the Company were $14,191,000. From June 1994 through December 1996, the Company concentrated on improving and expanding its overall manufacturing, sales and marketing operations. This included the acquisition of a production facility, improvements to and the expansion of its production tooling and the installation of a new needle assembly and packaging system. During this period, the Company also established a marketing and distribution agreement with one of the leading national distributors of medical products, and began to market its products in Europe under separate distribution agreements with certain European distributors.

     In September 1995, the Company completed a secondary public offering of securities involving the sale of 1,725,000 shares of common stock at $11.25 per share. The net proceeds totaled $17,575,000, of which the Company utilized $4,000,000 to repay outstanding debt obligations. The balance was used for working capital to sustain ongoing operations, to purchase additional machinery and equipment, and to continue to improve and expand its manufacturing and marketing operations, as well as to support research and development.

     During the latter part of 1996 and in 1997, the Company has focused its efforts on establishing joint venture agreements on one or more of its major product lines, and on January 28, 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the original agreements, the Company would develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which will be used by JJMI, under an exclusive worldwide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received licensing fees and funding to complete the development of the safety needle assemblies and for the development of manufacturing equipment and tooling. JJMI has agreed to acquire initial production equipment, purchase certain minimum quantities of safety needle assemblies annually, and to pay certain minimum annual royalties.

     On April 9, 1998, the Company amended the original development and license agreement and canceled its supply agreement with JJMI. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJMI, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The revised agreement also provides for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties.

     Also during 1997, the Company continued to review its cost of operations. During the third quarter, the Company effected a cost reduction program which resulted in a total work force reduction of 25 in the areas of manufacturing and general administration, as well as the consolidation of its facilities in the fourth quarter. These reductions are part of an ongoing cost reduction program which will continue in 1998.

     The Company also has continued its research and development of new products. In June 1996, it received 510(k) approval from the Food and Drug Administration for its winged intravenous set. In addition, the

Company has begun the design and development of the production molds and machinery for the I.V. catheter project under the Development and License Agreement with JJMI. The Company currently has also identified several other potential applications for its patented self-blunting technology, which it believes may be of interest to potential joint venture partners. Its strategy is to seek alliances with major medical device manufacturers to develop and market these products.

     Product sales increased by $799,000 to $3,542,000 in 1997, compared to $2,743,000 in the prior year, and the Company anticipates continued sales growth in 1998. However, continued losses from operations are expected until additional increases in monthly sales and further reductions in manufacturing and other costs are achieved.

     During 1998, the Company will need to raise additional capital, and has begun to explore options including additional sources of debt and equity financing, as well as the possibility of establishing other strategic partnerships or other joint development arrangements with major health care companies. Failure to raise the needed capital would have an adverse impact on the Company, and its ability to sustain operations beyond the first half of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Financial Information About Industry Segments

     Bio-Plexus operates in one industry segment which is the design, development, manufacture and sale of safety medical products and related accessories.

  Description of Business

     Bio-Plexus designs, develops, manufactures and sells safety medical products marketed under the Punctur-Guard(R) trademark. The Company's Punctur-Guard(R) needle is a patented safety needle which reduces the risk of accidental needle sticks through a self-blunting mechanism. The Punctur-Guard(R) needle is the only safety needle on the market which is activated prior to its removal from the patient, eliminating exposure time to a contaminated sharp.

     The Company's first Punctur-Guard(R) product is a safety blood collection needle. The Company manufactures and sells three varieties of safety blood collection needles, two types of needle holders and a needle disposal container. The blood collection needle is similar in appearance, size, performance and general operation to standard blood collection needles, and works with substantially all standard blood collection accessories. Hospitals, doctors and other healthcare professionals use blood collection needles to obtain blood for a variety of diagnostic procedures.

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

     The Company assembles the purchased components of its Punctur-Guard(R) blood collection needles on automated assembly machines. During 1996, the Company purchased additional assembly and packaging equipment, allowing for increased capacity and efficiencies in its manufacturing processes.

     The Company continued its focus on the development of new products during 1997, including the development of the safety needle assemblies for the I.V. catheter under the JJMI Development and License Agreement, and a winged intravenous set. The Company has also identified several other potential applications of its self-blunting technology to other needle products. The Company is considering establishing joint venture agreements on one or more of these products, which could assist the Company in raising additional capital and help fund the research and development costs related to these products.

  Marketing

     Commercial sales of the Company's Punctur-Guard(R) blood collection needle commenced in June 1993 on a limited basis. The Company employs a sales staff which markets directly to customers. Initially, due to limited production capacity, marketing efforts were directed at the hospitals, medical centers and clinics where the needle was tested. As production capacity and capabilities have expanded, the Company has expanded its marketing efforts to other large-volume users in specific geographic areas through direct sales presentations, demonstrations and product trials.

     On March 16, 1995, the Company entered into a domestic distribution and marketing agreement with Allegiance Healthcare Corporation ("Allegiance," formerly "Baxter Healthcare Corporation") a worldwide leader in sales, distribution and manufacturing of medical products. Pursuant to the agreement, the Company retains primary responsibility for marketing its products. Allegiance supports the Company's marketing efforts with marketing promotions for the Company's products and stocks the Company's products in Allegiance warehouse locations. Allegiance is compensated based on a percentage of sales.

     During 1996, the Company initiated an effort through the use of distributors, to assist in marketing the Company's products internationally. To date, this effort has met with limited success, and, during 1997, the Company reduced the number of distributors it is using in Europe. The Company may further reduce the use of European distributors in 1998, based on a number of factors, including the distributors' ability to meet sales quotas, pricing considerations, and other factors.

     The Company has expanded its account base in 1997, and increased the rate of shipments, resulting in a growth in product sales to $3,524,000 in 1997, compared to $2,743,000 the prior year. Total revenue, including licensing fees, increased to $5,042,000 during 1997.

  Products under Development

     The Company has designed and constructed a prototype intravenous (I.V.) catheter using its self-blunting needle technology. An I.V. catheter is a flexible tube that is used to inject or continuously flow fluids into a patient. I.V. catheters are inserted into a patient by using a needle within the flexible catheter tube.

     The Company has also designed and constructed a prototype winged intravenous set utilizing its self-blunting needle technology. A winged intravenous set is a small needle with a pair of plastic wings which gives the health-care worker the ability to control the needle for very precise vein insertion. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. The Company initiated limited marketing efforts during 1997 to obtain customer feedback. It has determined not to proceed further with full scale development of the production tooling and equipment needed for a commercial launch of the winged set until such time as it determines it is feasible to establish an alliance with a joint venture partner to assist in funding development and production costs.

     During 1997, the Company increased sales of its new Drop-It(R) holder and began marketing and selling its needle disposal container which is used by healthcare workers to safely dispose of the Company's used blood collection needles. The Company believes these accessory products will have a positive impact on its overall operating margins for blood collection products, and expects continued sales growth for accessory products during 1998.

     The Company has also developed initial prototype designs for a number of other applications of its self-blunting technology and intends to explore opportunities during 1998 to establish additional joint ventures on one or more of these new products.

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

  Patents, Proprietary Rights and Trademark

     The Company holds a United States utility patent for a self-blunting needle using an internal cannula design which expires in 2006. The patent is broad enough to include a number of applications, including the blood collection needle, the winged intravenous set, and the I.V. catheter. The Company has obtained patents for its self-blunting needle design, and has corresponding patent applications pending, in a number of foreign countries. There can be no assurance, however, that patents will be issued from any pending patent application. In 1997, the Company was granted patent protection on its new Drop-It(R) holder and has filed additional patent applications on its needle disposal container and winged intravenous set.

     The Company considers the design of its needle assembly machines and certain other features of its manufacturing systems to be proprietary information. The Company protects such information through employee confidentiality agreements and limited access to its facilities.

     "Punctur-Guard(R)", "Drop-It(R)", and "Bio-Plexus(R)" are trademarks registered with the United States Patent and Trademark Office. The Company considers these marks, its patents, and other proprietary information to be valuable assets to its business.

  Seasonality of Business

     Sales of the Company's products are not subject to material seasonal variations.

  Backlog

     As a result of purchasing practices typical to the medical supply industry in which the Company operates, there is no material backlog of unfilled orders.

  Competition

     The leading manufacturers of standard blood collection needles are Becton-Dickinson and Company, Sherwood Medical Company, Inc., and Terumo Medical Corporation of Japan. Becton-Dickinson and Sherwood also market safety needle products. There are also a number of smaller manufacturers of safety needle devices. The Punctur-Guard(R) needle competes with the standard and safety needles manufactured by these companies. The major competitors of the Company have longer operating histories and are substantially larger, better financed and better positioned in the market than the Company. Some of these larger competitors have multiple products which are sold to the Company's current and/or targeted customers, giving them a potential marketing advantage. The Company currently has three varieties of the Punctur-Guard(R) needle, two needle holders, and a needle disposal container for sale. Although Becton-Dickinson continues to hold the dominant market share of safety needle devices, the Company now holds the second place position for sales to hospitals, bypassing the shares of long-time players Sherwood Medical Company, Inc. and Terumo Medical Corporation.

     Standard blood collection needles compete on the basis of price, with little product differentiation. Safety needle devices compete on the basis of price, operating features, convenience and safety. The Company's safety needle sells for approximately the same price as other blood collection safety needles, which is approximately three to four times the price of standard blood collection needles. The Company competes with standard needles on the basis that its safety needle is cost effective when the direct costs to the average hospital for an accidental needlestick are taken into consideration. The Company competes with other safety needle devices on the market on the basis of its similarity in convenience and use to standard needles. All other current safety needle devices on the market use an external sheath design which requires the operator to alter his blood drawing procedure from that used on standard needles.

  Research and Development

     Through 1996, the Company has devoted substantially all of its efforts since its formation to research and development of the Punctur-Guard(R) blood collection needle and the production processes needed to manufacture the blood collection needle. More recently, the Company has shifted more of its efforts to other products. Research and development expenses were $1,044,000 for the year ended December 1997, $1,511,000 for the year ended December 31, 1996, and $1,668,000 for the year ended December 31, 1995.

     During 1998, the Company expects its primary focus will be the development of production tooling and assembly equipment for its safety I.V. catheter which is being developed in cooperation with JJMI. The Company also intends to continue its efforts to improve production processes and reduce manufacturing costs of the blood collection needle, and to a more limited extent, to develop and improve other new product initiatives.

  Environmental Matters

     Compliance with federal, state and local laws and regulations enacted to regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the Company's business.

  Employees

     As of March 31, 1998, Bio-Plexus employed 72 people including 21 research and development employees, 15 production employees and 36 sales, marketing and administrative employees. The Company's employees are not represented by a labor union, and the Company believes its employee relations are good.

  Year 2000 Costs

     The Company has implemented computer information systems which have the ability to process transactions with dates for the year 2000 and beyond. Management believes that no significant future costs will be incurred.

ITEM 2.  PROPERTIES

     The Company owns and leases property in the state of Connecticut. The Company has lease obligations through November 1999, of approximately 13,300 square feet of office and warehouse space in a modern office park in Tolland, Connecticut. Due to the consolidation of its facilities in the third quarter of 1997, the Company is working with the lessor to seek tenants for the vacated space as part of its overall cost reduction program. The Company has also ended its lease of certain manufacturing space in Willington, Connecticut and consolidated operations at its Vernon facility.

     On October 28, 1994, the Company acquired a 37,500 square foot facility on
5.6 acres in Vernon, Connecticut. The facility comprises manufacturing, warehouse and office space. The Company relocated substantially all of its manufacturing and warehouse operations to the Vernon facility during the first quarter of 1995, and, in the fourth quarter of 1997, all general and administrative staff.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

     The Company is not party to any litigation or legal proceedings material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol BPLX. The following table shows the quarterly high and low closing price on NASDAQ for a share of the Company's common stock for each quarter in the years ended December 31, 1996 and 1997:

                                                      1996                   1997
            YEAR ENDED DECEMBER 31               ---------------        --------------
                                                  HIGH      LOW         HIGH      LOW
                                                  ----      ---         ----      ---
First Quarter..................................  $11.25    $9.50        $8.75    $4.62
Second Quarter.................................  $12.25    $9.75        $6.18    $3.00
Third Quarter..................................  $10.50    $6.88        $6.50    $2.62
Fourth Quarter.................................  $11.13    $4.13        $6.93    $3.87

     As of March 31, 1998 there were 599 holders of record of the Company's common stock.

     The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends for the foreseeable future.

     On January 16, 1997, the Company advised certain holders of warrants that it was reducing the exercise price from $9.00 to $7.00 on warrants issued with unsecured term notes in 1993. At the same time, the Company advised the warrant holders that if the warrants were exercised into shares of common stock by simultaneously surrendering the related unsecured term notes, the Company would make payments in lieu of interest through 1997 at a rate of 8%. As a result of the transaction, warrant holders surrendered approximately $2,184,000 of the term notes, and exercised warrants for 311,967 shares of common stock. A one-time charge of $640,000 was incurred due to the reduction of the warrant exercise price and the cash payments in lieu of interest through 1997.

     On January 30, 1997, pursuant to Regulation S of the Securities Act of 1933, the Company issued 5% Convertible Debentures (the "Debentures") due February 4, 1999 in the aggregate principal sum of $5,000,000. Of the Debenture proceeds, approximately $1,665,000 was allocated to common stock during the first quarter to reflect the intrinsic value of the conversion feature. This amount was calculated at the date of the issue as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount was charged to other financing expenses. At September 30, 1997, all outstanding Debentures had been converted into shares of common stock. Under the terms of the Debentures, if the conversions resulted in total shares issued greater than 1,350,000 shares in aggregate, then the Company would redeem any remaining Debentures at the price paid plus accrued interest thereon. Based upon the total debenture conversions, the number of shares exceeded 1,350,000. Upon reaching the limit of 1,350,000 shares, the Company satisfied the remaining outstanding Debentures balance of $1,537,000 by issuing 100,000 shares at a value of $2.73 per share and a cash payment of $1,264,000.

     On February 11, 1997, the Company entered into a Royalty Modification Agreement with Connecticut Innovations Inc., an instrumentality of the State of Connecticut, to satisfy the $550,000 royalty obligation via the issuance of 78,572 shares of common stock.

     On March 31, 1997 the Company entered into an agreement to retire the remaining balance of a three-year $2,500,000 term loan that was entered into with the Connecticut Development Authority, an instrumentality of the State of Connecticut, in March 1995. The agreement called for the retirement of the loan by prepaying $1,050,000 of the principal amount of the outstanding note and converting the balance of the principal amount of the note, including interest accrued through March 31, 1997, into 241,627 shares of common stock based on a conversion price of $4.50 per share.

     On July 30, 1997, the Company initiated a private offering of up to 250 units of its Series A convertible preferred stock and common stock. Each unit consisted of 5,000 shares of Series A preferred stock and 1,000 shares of common stock. Under the terms of the offering, each unit had a purchase price of $20,000, and, if fully subscribed, would raise $5,000,000 before offering expenses. The preferred shares were convertible to common stock at any time at the option of the holder, at the greater of $2.50, or 85% of the average closing bid price of the common stock for the ten days prior to the date the Company received a conversion notice. As of December 31, 1997, the initial private placement offering was fully subscribed at $5,000,000, and 1,250,000 shares of Series A preferred stock were issued and immediately converted into 1,931,291 shares of common stock.

     On September 17, 1997, the Company initiated an additional private offering of common stock, without par value, of up to 1,000,000 shares to investors who purchased units of Series A convertible preferred stock and common stock in the offering dated July 30, 1997. Under the terms of the offering, investors could purchase shares in a dollar amount equal to one-half of their investment in units in the initial offering with a purchase price of $2.50 per share, and, if fully subscribed, would raise $2,500,000 before offering expenses. As of December 31, 1997, subscriptions totaling $2,492,500 were received on the second private placement offering representing 997,000 shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------
                                            1997          1996          1995          1994         1993
                                          ---------     ---------     ---------     ---------     -------
    STATEMENT OF OPERATIONS DATA:                             (DOLLARS IN THOUSANDS)
Total revenue.........................    $   5,042     $   2,743     $     914     $     267     $    27
                                          ---------     ---------     ---------     ---------     -------
Costs and expenses:
  Research and development............        1,044         1,511         1,668         1,466       1,110
  Other operating and engineering
     costs............................        6,024         5,656         4,864         3,829       1,634
  Selling, general and
     administrative...................        6,500         6,949         5,964         3,442       1,623
                                          ---------     ---------     ---------     ---------     -------
Total operating costs and expenses....       13,568        14,116        12,496         8,737       4,367
Financing expenses, net...............        3,786         1,497         1,455         1,174         839
                                          ---------     ---------     ---------     ---------     -------
Net loss before extraordinary items...    $ (12,312)    $ (12,870)    $ (13,037)    $  (9,644)    $(5,179)
                                          ---------     ---------     ---------     ---------     -------
Extraordinary item (1)
  Loss on early extinguishment of
     Debt, net of income taxes of
     nil..............................           --            --           979
                                          ---------     ---------     ---------
Net loss after extraordinary item.....      (12,312)      (12,870)      (14,016)
Less: Imputed dividend on preferred
  stock...............................         (500)           --            --
                                          ---------     ---------     ---------
Net loss applicable to common stock...    $ (12,812)    $ (12,870)    $ (14,016)
                                          =========     =========     =========
Net loss (basic and diluted) per
  common share before extraordinary
  item................................    $   (1.37)    $   (1.89)    $   (2.48)    $   (2.86)      (2.58)
                                          =========     =========     =========     =========     =======
Net loss (basic and diluted) per
  common share after extraordinary
  item................................                                $   (2.67)
                                                                      =========
Weighted average common shares
  outstanding.........................    9,320,800     6,815,936     5,256,997     3,366,424     2,008,987
                                          =========     =========     =========     =========     =======

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                          1997        1996        1995       1994       1993
                                        --------    --------    --------    -------    -------
BALANCE SHEET DATA:
Working capital (deficiency)..........  $   (342)   $ (1,413)   $ 12,017    $ 6,152    $ 1,516
Total assets..........................    11,688      12,820      23,389     14,739      6,159
Long-term debt........................     3,204       7,407       9,099      6,715      5,729
Total shareholders' equity
  (deficit)...........................     4,158        (713)     10,751      4,690     (1,972)

---------------

(1) Extraordinary items are described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in September 1987 through December 31, 1997, Bio-Plexus incurred cumulative ongoing losses totaling $59,912,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products.

     Product sales increased by $799,000 in 1997 to $3,542,000, while operating costs and expenses decreased by $548,000 to $13,568,000. During 1997, the Company continued to review its cost of operations, and, during the third quarter, effected a cost reduction program in the areas of manufacturing and general administration.

     With the addition of the new blood collection needle assembly and packaging system in 1996, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for 1998. The Company will continue to review its cost of operations during 1998. In order to achieve profitability, further reductions in manufacturing costs and increases in sales are necessary. The Company expects sales growth during 1998, but expects that ongoing losses from operations will continue through 1998.

     In January 1997, the Company entered into a development and licensing agreement and a supply agreement with JJMI. Pursuant to the original agreements, Bio-Plexus would develop and manufacture safety needle assemblies for JJMI, to become part of a new safety I.V. catheter to be manufactured and sold by JJMI, utilizing the Company's patented self-blunting needle design. JJMI would receive worldwide exclusive rights to the new catheter, would purchase certain minimum quantities annually of safety needle assemblies, and pay Bio-Plexus certain minimum annual royalties. In addition, JJMI has paid the Company $2,900,000 in licensing fees and funding for the research and development necessary to complete the design of the safety needle assemblies and for development of production equipment and molds. JJMI has also agreed to purchase certain production equipment and tooling which will be completed in 1998. On April 9, 1998, the Company amended the original development and license agreement and canceled its supply agreement with JJMI. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJMI, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The revised agreement also provides for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties.

     The Company believes that similar arrangements may be possible with one or more of the major health-care companies for its blood collection needle line, the winged intravenous set and other future products, and intends to continue to pursue this strategy during 1998. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     The Company had product sales of $3,542,000 for the year ended December 31, 1997, compared with revenues of $2,743,000 for the prior year. The increase in sales is attributable to the expansion of its domestic account base, as well as sales overseas through certain European distributors. The Company also recognized licensing fees of $1,500,000 and received $1,400,000 for the development of safety needle assemblies associated with the development of the safety I.V. catheter which was recorded as deferred revenue during the first quarter of 1997.

     Research and development expenses were $1,044,000 for the year ended December 31, 1997, compared to $1,511,000 for the prior year. The Company's efforts in each of these periods reflects the continuing focus on improving the design and continuing development of needle assembly systems and production molds for the blood collection needle, and its efforts to develop new products such as the winged intravenous set and I.V. catheter. The decrease in these costs in 1997 resulted primarily from the recognition of $559,000 of deferred revenue related to the development of the I.V. catheter for JJMI under the Development and License Agreement. The deferred revenue of $559,000 was recorded as a reduction in research and development expenses during 1997. The balance of the $1,400,000 payment from JJMI referred to above, is expected to be recognized during 1998.

     Other operating and engineering costs were $6,024,000 for the year ended December 31, 1997, compared with $5,656,000 for the prior year. The increase in these costs is primarily attributable to higher production costs necessitated by increased sales volumes over the prior year.

     Selling, general and administrative expenses were $6,500,000 for the year ended December 31, 1997, compared with $6,949,000 for the prior year. This decrease resulted primarily from the Company's reduction in its direct sales force during the second quarter of 1997 as well as other administrative cost reductions recognized during the third quarter of 1997.

     Financing expenses for the year ended December 31, 1997 were $3,786,000 compared to $1,497,000 for the prior year. The increase resulted primarily from an increase in deferred debt financing expenses and other financing expenses including other interest expense less interest income, and, in the first quarter, a one time charge of $640,000 related to the conversion of warrants to common stock and a charge of $1,665,000 related to the amortization of the January 1997 Debenture debt discount. The $640,000 charge consists of $491,000 of inducement expense directly related to the reduction of the exercise price on the debt conversion from $9.00 to $7.00, and $149,000 of cash payments made in 1997 in lieu of future interest. Of the total of $3,786,000 in financing expenses, $2,841,000 were non-cash expenses.

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

     Research and development expenses were $1,511,000 for the year ended December 31, 1996, compared to $1,668,000 for the prior year. The Company's efforts in each of these periods reflects the continuing focus on improving the design and continuing development of needle assembly systems for the blood collection needle, and the production molds used to produce its plastic components, as well as its efforts to develop new products. The decrease in these costs in 1996 resulted in part from a reduction in engineering resources devoted to the development of new machinery and equipment for the blood collection program internally, as a result of the purchase of new machinery from outside vendors.

     Other operating and engineering costs were $5,656,000 for the year ended December 31, 1996, compared with $4,864,000 for the prior year. The increase in these costs resulted primarily from charges associated with the removal of three machines from the production of blood collection needles when the Company acquired a new assembly and packaging system. The existing machines will, in part, be reallocated to the production of other products.

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

     Financing expenses for the year ended December 31, 1996 were $1,497,000 compared to $1,455,000 for the prior year. Financing expenses include interest expense, accretion of the repurchase premium on the CII Note and amortization of deferred debt financing expenses, less interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations and research and development activities surrounding the Punctur-Guard(R) blood collection needle and production processes, its need for additional capital expenditures on molds and production equipment, and its efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through December 31, 1997, the Company has received net proceeds of approximately $29,209,000 through borrowings and the sale of debt securities and $47,923,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $16,157,000 was received through the private placement of equity securities.

     As of December 31, 1997, the Company's principal source of liquidity was cash and short-term investments totaling $1,502,000. The Company invests its excess cash with a local bank in a short-term investment account backed by Treasury obligations and other federal agency obligations.

     On February 18, 1997, the Nasdaq Stock Market informed the Company that it would move the Company's securities to the Nasdaq SmallCap Market effective February 20, 1997, based on the Company's failure to meet the National Market listing requirements. To maintain its listing on the SmallCap Market, the Company will need to meet its ongoing listing requirements. As of December 31, 1997, the Company met all listing requirements for the Nasdaq SmallCap Market.

     The Company's primary cash requirement for 1998 will be for working capital to sustain ongoing operations for the blood collection needle program, debt service, and, to a lesser extent, further research and development on its winged intravenous set, I.V. catheter, and other new products. The Company is considering the development of a strategic partnership with one or more major companies to assist with the development and expansion of its product line, in addition to the agreement it already has in place with JJMI on the I.V. catheter. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as it determines that additional strategic partnerships are feasible. On April 9, 1998, the Company amended its existing development and license agreement and canceled its supply agreement with JJMI. As part of the amendment, the Company will receive a payment of $3,500,000 with an additional $500,000 payable upon the completion of certain milestones in exchange for the transfer of manufacturing of the safety needle assemblies to JJMI and certain other changes in the licensing and royalty agreements. The Company believes that these proceeds and other anticipated sources of funds, together with funds generated from sales of its products, will be sufficient to fund its cash requirements for 1998. These estimated cash requirements do not include significant expenditures in new product areas and amounts needed could vary based on the actual growth of sales and other factors. In addition to considering strategic partnerships, the Company is reviewing alternative financing strategies to raise additional funds in 1998, and is also reviewing opportunities to reduce overhead costs and debt service. Failure to raise needed capital would have an adverse effect on the Company's operations, development plans and cash flows.

     To date the Company has not been adversely impacted by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index to financial statements and financial statement schedules as Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 5, 1998, the Company dismissed its former independent accountants, Price Waterhouse LLP of Hartford, Connecticut and engaged Mahoney, Sabol & Company, LLP of Hartford, Connecticut as its independent accountants.

     During the two most recent audited fiscal years of the registrant and through January 5, 1998, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     The reports of the former independent accountants on the financial statements of the registrant for fiscal years ended December 31, 1995 and 1996 contained no adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except that the opinion dated April 11, 1997, contained an explanatory paragraph relating to the registrant's ability to continue as a going concern.

     The decision to change accountants was approved by the Board of Directors of the registrant.

     A report on Form 8-K was filed on January 5, 1998.

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

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1997. A report on Form 8-K was filed on January 5, 1998 reporting a change in registrant's certifying accountants.

     (c)  Exhibits

EXHIBIT
  NO.                    DESCRIPTION                               METHOD OF FILING
-------                  -----------                               ----------------
 1.1      Form of Underwriting Agreement between
          Advest, Inc. and the Company..............  Incorporated by reference to Exhibit 1.1 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 1.2      Form of Advest, Inc. Warrant..............  Incorporated by reference to Exhibit 1.2 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 1.3      Form of Advest, Inc. Registration Rights
          Agreement.................................  Incorporated by reference to Exhibit 1.3 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).

EXHIBIT
  NO.                    DESCRIPTION                               METHOD OF FILING
-------                  -----------                               ----------------
 1.4      Form of Underwriting Agreement among
          Advest, Inc. as representative of the
          several underwriters named therein and the
          Company...................................  Incorporated by reference to Exhibit 1.1 to the Registrant's Amendment No. 2 to the
                                                      registration statement on Form S-1 filed
                                                      on September 15, 1995 (File No. 33-95554).
 3.1      Certificate of Incorporation of the
          Company, as amended.......................  Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended June 30,
                                                      1997 (File No. 0-24128).
 3.2      Bylaws of the Company, as amended.........  Filed with this report.
 4.1      Loan Agreement, dated January 7, 1992,
          between the Company and CII...............  Incorporated by reference to Exhibit 4.1 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 4.2      Loan Agreement dated July 27, 1993,
          between the Company and the CDA...........  Incorporated by reference to Exhibit 4.2 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 4.3      Form of Unsecured Term Notes with
          Detachable Warrants to Purchase Common
          Stock.....................................  Incorporated by reference to Exhibit 10.4 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 4.4      Loan Agreement, dated March 7, 1995,
          between the Company and the CDA...........  Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form
                                                      10-K filed on March 30, 1995 (File No.
                                                      0-24128).
 4.4a     Letter agreement dated March 31, 1997
          between the Company and CDA...............  Incorporated by reference to Exhibit 4.4a to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on March
                                                      31, 1997 (File No. 0-24128).
 4.5      Promissory Note, dated October 28, 1994,
          between the Company and Victor and
          Margaret DeMattia.........................  Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form
                                                      10-K filed on March 30, 1995 (File No.
                                                      0-24128).

EXHIBIT
  NO.                    DESCRIPTION                               METHOD OF FILING
-------                  -----------                               ----------------
 4.6      Offshore Convertible Securities
          Subscription Agreement dated January 30,
          1997 between the Company and Shepherd
          Investments International Ltd., as amended
          by Letter agreement dated March 25, 1997,
          and as further amended by Letter agreement
          dated April 16, 1997......................  Incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on March
                                                      31, 1997 (File No. 0-24128).
 4.6a     Letter agreement between the Company and
          Ronald A. Haverl and Carl R. Sahi
          regarding voting of Class A Common
          Stock.....................................  Incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1997 (File No. 0-24128).
10.1      Lease, dated March 7, 1989, between the
          Company and T&S Limited Partnership, as
          amended...................................  Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
10.2      Royalty Agreement, dated November 6, 1989,
          between the Company and CII, as amended...  Incorporated by reference to Exhibit 10.2 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
10.3      Master Lease Agreement, dated April 30,
          1993, between the Company and Aberlyn
          Capital Management and its Affiliate,
          Aberlyn...................................  Incorporated by reference to Exhibit 10.3 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
10.4      Purchase and Sale Agreement, as amended,
          for 129 Reservoir Road, Vernon,
          Connecticut, dated October 28, 1994,
          between the Company and Victor and
          Margaret DeMattia.........................  Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form
                                                      10-K filed on March 30, 1995 (File No.
                                                      0-24128).
10.5      Lease, dated March 11, 1994, between the
          Company and Thomas D. Buccino d/b/a The
          Mill Works................................  Incorporated by reference to Exhibit 10.5 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
10.6      Marketing and Distribution Agreement dated
          March 16, 1995, between the Company and
          Allegiance................................  Incorporated by reference to Exhibit 10.6 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).

EXHIBIT
  NO.                    DESCRIPTION                               METHOD OF FILING
-------                  -----------                               ----------------
10.7      1991 Long-Term Incentive Plan.............  Incorporated by reference to Exhibit 10.7 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
10.8      Stock Warrant granted by the Company to
          Ronald A. Haverl..........................  Incorporated by reference to Exhibit 10.8 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
10.9      Stock Warrant granted by the Company to
          Carl R. Sahi..............................  Incorporated by reference to Exhibit 10.9 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
10.10     Stock Warrant granted by the Company to
          Ronald A. Haverl..........................  Incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
10.11     Stock Warrant granted by the Company to
          Carl R. Sahi..............................  Incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
10.12     Master Equipment Lease Agreement dated as
          of March 8, 1995, between the Company and
          Financing for Science International,
          Inc.......................................  Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1995 (File No. 0-24128).
10.13     1995 Non-Employee Directors' Stock Option
          Plan......................................  Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1995 (File No. 0-24118).
10.14     Note and Warrant Purchase Agreement, Form
          of Private Placement Note, Security
          Agreement, and Form of Warrant............  Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1995 (File No. 0-24128).
10.15     Letter Agreement with Aberlyn Capital
          Management Limited Partnership............  Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1995 (File No. 0-24128).

EXHIBIT
  NO.                    DESCRIPTION                               METHOD OF FILING
-------                  -----------                               ----------------
10.16     Employment Agreement dated January 13,
          1997 between the Company and Lucio
          Improta...................................  Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on March
                                                      31, 1997 (File No. 0-24128).
23        Consent of Mahoney, Sabol & Company,
          LLP.......................................  Filed with this report.
23 a      Consent of Price Waterhouse LLP...........  Filed with this report
27        Financial Data Schedule...................  Filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIO-PLEXUS, INC.
                                          (REGISTRANT)

                                          By: /s/ RICHARD L. HIGGINS

                                          --------------------------------------
                                                      Richard L. Higgins
                                              President, Chief Executive Officer
                                                         and Director

Dated: April 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----

           By: /s/ RICHARD L. HIGGINS             President, Chief Executive Officer     April 13, 1998
------------------------------------------------    and Director (and Principal
                Richard L. Higgins                  Executive, Financial and Accounting
                                                    Officer)

             By: /s/ LARRY KRAMPERT               Chairman and Director                  April 13, 1998
------------------------------------------------
                  Larry Krampert

              By: /s/ CARL R. SAHI                Director and Vice President            April 13, 1998
------------------------------------------------
                   Carl R. Sahi

             By: /s/ STANLEY JACKE                Director                               April 13, 1998
------------------------------------------------
                   Stanley Jacke

                                BIO-PLEXUS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
FINANCIAL STATEMENTS:
Report of Independent Accountants...........................    F-2, F-3
Balance Sheets at December 31, 1997 and 1996................      F-4
Statements of Operations for the years ended December 31,
  1997, 1996 and 1995.......................................      F-5
Statements of Changes in Shareholders' Equity (Deficit) for
  the years ended December 31, 1997, 1996 and 1995..........      F-6
Statements of Cash Flows for the years ended December 31,
  1997, 1996, and 1995......................................      F-7
Notes to Financial Statements...............................      F-8

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bio-Plexus, Inc.

     We have audited the balance sheet of Bio-Plexus, Inc. as of December 31, 1997 and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Bio-Plexus, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net working capital deficit and accumulated deficit due to recurring net losses from operations raising substantial doubt about the Company's ability to continue as a going concern through December 31, 1998. Management's plans in regards to these matters are also described in Note 1, and include raising additional capital (through strategic partnerships or otherwise), increasing sales volume and reducing costs in 1998. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MAHONEY SABOL & COMPANY, LLP

Hartford, CT
April 9, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bio-Plexus, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Bio-Plexus, Inc. at December 31, 1996 and 1995, and the results of its operations, its cash flows, and changes in shareholders' equity (deficit) for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net working capital deficit and shareholders' deficit due to recurring net losses from operations raising substantial doubt about the Company's ability to continue as a going concern through December 31, 1997. Management's plans in regards to these matters are also described in Note 1 of the financial statements in the 1996 Annual Report, and include raising additional capital (through strategic partnerships or otherwise), increasing sales volume and reducing costs in 1997. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

Hartford, CT
April 11, 1997

                                BIO-PLEXUS, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,502,000     $ 1,322,000
  Accounts receivable.......................................      395,000         386,000
Inventories:
  Raw materials.............................................      985,000       1,314,000
  Work-in-process...........................................      316,000         271,000
  Finished goods............................................      297,000         271,000
                                                              -----------     -----------
                                                                1,598,000       1,856,000
                                                              -----------     -----------
  Notes receivable..........................................      152,000         108,000
  Other current assets......................................      168,000         322,000
                                                              -----------     -----------
     Total current assets...................................    3,815,000       3,994,000
                                                              -----------     -----------
Fixed assets, net (Note 3)..................................    7,396,000       8,305,000
Deferred debt financing expenses............................       73,000         164,000
Patents, net of amortization................................      152,000          55,000
Other assets................................................      252,000         302,000
                                                              -----------     -----------
                                                              $11,688,000     $12,820,000
                                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt (Note 4)................  $ 2,219,000     $ 3,225,000
  Accounts payable and accrued expenses.....................      619,000       1,693,000
  Accrued interest payable..................................       26,000          27,000
  Accrued vacation..........................................      248,000         267,000
  Other accrued employee costs..............................      204,000         195,000
  Deferred revenue (Note 12)................................      841,000              --
                                                              -----------     -----------
     Total current liabilities..............................    4,157,000       5,407,000
                                                              -----------     -----------
CII debt, net (Note 4)......................................           --         131,000
Other long-term debt, net (Note 4)..........................    3,204,000       7,276,000
Accrued financing expense -- CII debt (Note 4)..............           --         550,000
Redeemable Class A common stock.............................       20,000          20,000
Redeemable common stock warrants (Note 6)...................      149,000         149,000
Commitments and contingencies (Note 10).....................           --              --
Shareholders' equity (deficit)(Note 6):
  Convertible preferred stock, no par value, 3,000,000
     authorized, no shares issued and outstanding...........           --              --
  Common stock, no par value, 15,000,000 authorized,
     12,137,787 and 7,046,552 shares issued and
     outstanding............................................   64,070,000      46,887,000
  Accumulated deficit.......................................  (59,912,000)    (47,600,000)
                                                              -----------     -----------
     Total shareholders' equity (deficit)...................    4,158,000        (713,000)
                                                              -----------     -----------
                                                              $11,688,000     $12,820,000
                                                              ===========     ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC

                            STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Revenue:.........................................  $               $               $
  Sales..........................................     3,542,000       2,743,000         914,000
  Licensing fees (Note 12).......................     1,500,000              --              --
                                                   ------------    ------------    ------------
          Total revenue..........................     5,042,000       2,743,000         914,000
                                                   ------------    ------------    ------------
Costs and expenses:
  Research and development.......................     1,044,000       1,511,000       1,668,000
  Other operating and engineering costs..........     6,024,000       5,656,000       4,864,000
  Selling, general and administrative............     6,500,000       6,949,000       5,964,000
                                                   ------------    ------------    ------------
          Total operating costs and expenses.....    13,568,000      14,116,000      12,496,000
                                                   ------------    ------------    ------------
Financing expenses:
  CII debt:
     Interest expense............................            --          28,000          60,000
     Amortization of deferred debt financing.....       382,000          96,000         136,000
  Other financing expenses (Note 4)..............     3,551,000       1,745,000       1,594,000
  Less: Interest income..........................      (147,000)       (372,000)       (335,000)
                                                   ------------    ------------    ------------
          Total financing expenses...............     3,786,000       1,497,000       1,455,000
                                                   ------------    ------------    ------------
Net loss before extraordinary items..............  $(12,312,000)   $(12,870,000)   $(13,037,000)
                                                   ------------    ------------    ------------
Extraordinary item (Note 2):
  Loss on extinguishment of debt, net of income
     taxes of nil................................            --              --         979,000
                                                   ------------    ------------    ------------
Net loss after extraordinary item................  $(12,312,000)   $(12,870,000)   $(14,016,000)
Less: Imputed dividend on preferred stock (Note
  6).............................................      (500,000)             --              --
                                                   ------------    ------------    ------------
Net loss applicable to common stock..............  $(12,812,000)   $(12,870,000)   $(14,016,000)
                                                   ------------    ------------    ------------
Net loss (basic and diluted) per common share
  before extraordinary item......................  $      (1.37)   $      (1.89)   $      (2.48)
                                                   ============    ============    ============
Net loss (basic and diluted) per common share
  after extraordinary item.......................                                  $      (2.67)
                                                                                   ============
Weighted average common shares outstanding.......     9,320,800       6,815,936       5,256,997
                                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   CONVERTIBLE
                                        COMMON STOCK             PREFERRED STOCK
                                  ------------------------   ------------------------   ACCUMULATED
                                    SHARES       AMOUNT        SHARES       AMOUNT        DEFICIT         TOTAL
                                  ----------   -----------   ----------   -----------   ------------   ------------
Balance -- December 31, 1994....   4,292,981   $25,404,000                $             $(20,714,000)  $  4,690,000
Exercise of stock options.......      39,500        68,000                                                   68,000
Warrants issued with debt.......          --       968,000                                                  968,000
Exercise of warrants............     379,000       523,000                                                  523,000
Repurchase of shares............     (38,742)     (523,000)                                                (523,000)
Cash proceeds from sale.........   1,725,000    17,575,000                                               17,575,000
Exercise of CII warrants........      93,667       584,000                                                  584,000
Conversion of warrants..........      77,532       899,000                                                  899,000
Purchase of options.............                   (17,000)                                                 (17,000)
Net loss........................                                                         (14,016,000)   (14,016,000)
                                  ----------   -----------   ----------   -----------   ------------   ------------
Balance -- December 31, 1995....   6,568,938    45,481,000                               (34,730,000)    10,751,000
Exercise of stock options.......     103,000       142,000                                                  142,000
Exercise of warrants............     250,000       345,000                                                  345,000
Conversion of warrants..........     124,614       850,000                                                  850,000
Warrants issued with debt.......                    69,000                                                   69,000
Net loss........................                                                         (12,870,000)   (12,870,000)
                                  ----------   -----------   ----------   -----------   ------------   ------------
Balance -- December 31, 1996....   7,046,552    46,887,000                               (47,600,000)      (713,000)
Exercise of stock options.......      36,000        50,000                                                   50,000
Cash proceeds from sale.........     997,000     2,493,000    1,250,000     5,000,000                     7,493,000
Conversion of preferred stock...   1,931,291     4,929,000   (1,250,000)   (5,000,000)                      (71,000)
Conversion of notes payable.....   1,791,627     7,145,000                                                7,145,000
Conversion of warrants..........     335,317     2,566,000                                                2,566,000
Net loss before imputed
  dividend......................                                                         (12,312,000)   (12,312,000)
                                  ----------   -----------   ----------   -----------   ------------   ------------
Balance -- December 31, 1997....  12,137,787   $64,070,000           --   $        --   $(59,912,000)  $  4,158,000
                                  ==========   ===========   ==========   ===========   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................  $(12,812,000)   $(12,870,000)   $(14,016,000)
Adjustments to reconcile net loss to cash used by operating
  activities:
    Depreciation and amortization..........................     1,343,000       1,317,000       1,003,000
    Inducement expense on conversion (Note 4)..............       640,000
    Imputed dividend (Note 6)..............................       500,000
    Writedown of equipment to net realizable value.........       512,000         550,000          54,000
    Loss on early extinguishment of debt...................                                       979,000
    Amortization of deferred debt financing expenses.......       382,000          96,000         136,000
    Amortization of debt discount..........................     1,819,000         454,000         519,000
    Decrease (increase) in assets:
      Accounts receivable..................................        (9,000)       (248,000)        (60,000)
      Inventories..........................................       258,000         773,000      (1,613,000)
    Increase(decrease) in liabilities:
      Accounts payable and accrued expenses................    (1,074,000)      1,008,000         (33,000)
      Accrued interest payable.............................        (1,000)         (2,000)         19,000
      Accrued vacation and other employee costs............       (10,000)         19,000          34,000
    Increase in deferred revenue (Note 12).................       841,000
    Other..................................................       164,000        (345,000)        259,000
                                                             ------------    ------------    ------------
         Net cash used in operating activities.............    (7,447,000)     (9,248,000)    (12,719,000)
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets including
  acquisition of land......................................      (718,000)     (2,066,000)     (3,511,000)
Proceeds from sales of short-term investments..............                                     2,795,000
Cost of patents............................................      (108,000)        (29,000)
                                                             ------------    ------------    ------------
         Net cash used in investing activities.............      (826,000)     (2,095,000)       (716,000)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock..........     5,000,000
Proceeds from sale of common stock.........................     2,493,000                      17,575,000
Proceeds from exercise of common stock warrants............       282,000         345,000         584,000
Proceeds from exercise of common stock options.............        50,000         142,000          68,000
Proceeds from long-term debt...............................     4,700,000                       6,364,000
Net (decrease) increase in notes payable...................                                      (450,000)
Proceeds from sale and leaseback...........................       369,000       2,228,000       2,109,000
Purchase of common stock...................................                                       (17,000)
Repayments of long-term debt...............................    (4,441,000)     (1,892,000)     (5,143,000)
                                                             ------------    ------------    ------------
         Net cash provided by financing activities.........     8,453,000         823,000      21,090,000
                                                             ------------    ------------    ------------
         Net (decrease) increase in cash and cash
           equivalents.....................................       180,000     (10,520,000)      7,655,000
         Cash and cash equivalents, beginning of period....     1,322,000      11,842,000       4,187,000
                                                             ------------    ------------    ------------
         Cash and cash equivalents, end of period..........  $  1,502,000    $  1,322,000    $ 11,842,000
                                                             ============    ============    ============
Supplemental cash flow disclosures:
    Cash payments of interest..............................  $  1,093,000    $  1,276,000    $  1,202,000
    Cash payments of income taxes..........................         9,000          15,000          24,000
    Surrender of debt upon warrant exercise................     2,265,000       1,110,000         698,000
    Surrender of debt upon conversion to equity............     5,787,000              --              --

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  FORMATION AND OPERATIONS OF THE COMPANY

     Bio-Plexus, Inc. (the "Company") was incorporated in Connecticut on September 2, 1987. The Company was formed for the purpose of the design, development, manufacture and sale of medical products, the only business segment in which the Company operates. The Company sells its products to hospitals, medical centers, clinics and certain distributors on both a domestic and limited international basis. Since inception, the Company has devoted substantially all of its efforts to the development and marketing of a series of safety blood collection needles marketed under the Punctur-Guard(R) trademark and the development and construction of needle assembly systems used to manufacture the Punctur-Guard(R) needles. The Company has funded its operating losses since inception through loans and the sale of debt and equity securities.

     Sales growth has expanded in 1997 and the Company has achieved increased manufacturing capacity and capabilities which will better enable the Company to meet its anticipated sales forecast in 1998. The Company also plans to proceed with further development of the IV catheter under the current agreement with Johnson & Johnson Medical Inc. (See Note 12), and to form additional strategic partnerships to assist with the funding and development costs of its other new products. However, in order to generate adequate cash flows to fund operations, the Company will need to achieve significant revenue growth and reduced manufacturing and administrative costs. Accordingly, the Company will require additional capital in 1998 to fund operations. In April 1998, the Company amended the original development and license agreement with a major healthcare company, (see Note 12). Under the terms of the amended agreement, the Company will receive an initial payment of $3,500,000, and up to $500,000 in additional payments upon defined contract milestones. These funds are not expected to be sufficient to fund operations for the entire year; therefore, the Company is exploring additional sources of funds as well as the possibility of entering into additional strategic partnerships. The Company is also reviewing opportunities to further reduce operating costs and expenses.

     There are risks and uncertainties surrounding management's plans. The Company's failure to successfully implement its plan, including raising sufficient capital, through a strategic partnership or otherwise, would have an unfavorable impact on the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern through December 31, 1998. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Estimates

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

                                BIO-PLEXUS, INC.

  Inventories

     Blood collection needle inventories are stated at market value, which is below cost. The Company uses a weighted average cost basis for all other product lines. Included in inventory totals were allowance for obsolescence of $182,000 and $102,000 at December 31, 1997 and 1996, respectively.

  Revenue Recognition

     Sales and related costs are recorded by the Company upon shipment of product to the customer in 1996 and customer or distributor in 1997.

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

  Effect of New Accounting Standards

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" effective in 1996 for calendar year-end companies. The Company adopted SFAS 123 for the periods presented.

     In February, 1997, the FASB also issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company adopted SFAS 128 for the periods presented. In determining net loss per common share, common stock equivalents (see Note 6) are excluded from the computation as their effect is anti-dilutive.

  Extraordinary Item

     During the third quarter of 1995, the Company incurred a $979,000 charge relating to the extinguishment of various debt. The extraordinary charge is comprised of the unamortized debt discount of $226,000 associated with the partial extinguishment of the 1993 CDA debt, the unamortized debt discount and deferred

                                BIO-PLEXUS, INC.

financing costs of $705,000 associated with the extinguishment of certain Private Placement Notes, and the unamortized $48,000 associated with the extinguishment of the $1,000,000 Aberlyn Capital Management Line of Credit in September, 1995.

  Reclassification

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

3.  FIXED ASSETS

     Fixed assets consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                               ----           ----
Fixed assets under capital lease:
  Machinery and equipment.................................  $ 3,053,000    $ 4,127,000
  Production molds........................................    1,892,000      1,892,000
  Office furniture and equipment..........................      472,000        519,000
                                                            -----------    -----------
          Total under capital lease.......................    5,417,000      6,538,000
Land and building.........................................    2,437,000      2,396,000
Machinery and equipment...................................      295,000        967,000
Construction-in-progress..................................    1,622,000        364,000
Production molds..........................................    1,001,000        820,000
Office furniture and equipment............................      182,000        113,000
Leasehold improvements....................................      162,000        288,000
                                                            -----------    -----------
                                                             11,116,000     11,486,000
Less: accumulated depreciation............................   (3,720,000)    (3,181,000)
                                                            -----------    -----------
                                                            $ 7,396,000    $ 8,305,000
                                                            ===========    ===========

     At December 31, 1997 and 1996, the Company had approximately $5,417,000 and $6,538,000, respectively, of fixed assets subject to a sale-leaseback arrangement with third party lessors (see Note 4).

     Internally constructed machinery and equipment includes $62,000 and $0 of capitalized employee costs incurred during 1997 and 1996, respectively. The development costs of the machine technology are expensed as incurred. Depreciation expense was $1,333,000 in 1997, $1,313,000 in 1996, and $1,000,000
in 1995.

4.  DEBT

  CII Convertible Note

     On January 7, 1992, the Company entered into a $1,050,000, six-year Convertible Term Loan Agreement with CII, an instrumentality of the State of Connecticut and a related party through beneficial ownership, for working capital purposes and the acquisition of manufacturing equipment. The note was subsequently converted on June 24, 1994 into 262,500 shares of common stock.

     As an inducement for CII to purchase the CII Convertible Note, the Company agreed to pay CII an aggregate of $550,000 under specified conditions. On February 11, 1997, the Company entered into a Royalty Modification agreement with CII to satisfy the $550,000 royalty obligation via the issuance of 78,572 shares of common stock.

                                BIO-PLEXUS, INC.

  Unsecured Term Notes

     During 1993, the Company sold $4,230,000 of unsecured term notes with detachable warrants to purchase 469,996 shares of common stock at $9 per share. Subsequent to December 31, 1993 and through February 15, 1994, the Company sold an additional $628,000 of unsecured term notes with warrants to purchase 69,814 shares of common stock at $9 per share. The term notes bear interest at 8%. One-third of the principal amount of the notes matured on December 31, 1997 and the remainder matures on December 31, 1998. The warrants are exercisable until December 31, 1998. Upon exercise, warrant holders may surrender an equal principal amount of the term notes in lieu of paying cash. The fair value of the warrants at the date of issuance was recorded as a discount on the debt.

     During 1996, certain warrant holders exercised warrants for shares of common stock, simultaneously surrendering $1,109,500 of unsecured term notes, with a net book value of $849,500 in lieu of paying cash.

     On January 16, 1997, the Company advised certain holders of warrants that it was reducing the exercise price from $9.00 to $7.00 on warrants issued with the unsecured term notes. At the same time, the Company advised the warrant holders that if the warrants were exercised into shares of common stock by simultaneously surrendering the related unsecured term notes, the Company would make payments in lieu of interest through 1997 at a rate of 8%. As a result of the transaction, warrant holders surrendered approximately $2,184,000 of the term notes, and exercised warrants for 311,967 shares of common stock. A one time 1997 charge of $640,000 resulted due to the reduction in the warrant exercise price and cash payments in lieu of interest through 1997.

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

     On April 1, 1994, the Company and the lessor agreed to a $2,000,000 expansion of the sale-leaseback agreement for certain machinery and molds. The lease term is 42 months from the date specific equipment is leased with interest at a rate of 15%. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 47,500 shares of common stock at $9 per share. The warrants are exercisable through April 30, 2001. The fair value of the warrants on the date of issuance is recorded as a deferred financing expense.

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

                                BIO-PLEXUS, INC.

exercise period of five years. The fair value of the warrants at the date of issuance is recorded as a discount on the lease obligation.

     On June 28, 1996, the Company and the lessor agreed to a $2,000,000 expansion of the sale-leaseback financing agreement to finance the purchase of a new needle production machine. The lease term is four years and monthly rent payments will equal 2.50% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 15% or more than 20% of the equipment cost. At December 31, 1997, the Company had approximately $1,891,000 outstanding under the expanded $2,000,000 financing agreement. The Company issued the lessor warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years. The fair value of the warrants at the date of issuance is recorded as a discount on the lease obligation.

     In addition, the Company entered into a Reserve Pledge and Security Agreement with the lessor requiring the Company to establish a Security Reserve of $250,000, as additional collateral for the lessor which is recorded within other assets in the Company's financial statements.

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

  CDA Loans

     On March 31, 1997 the Company entered into an agreement to retire the remaining balance of a three-year $2,500,000 term loan that was entered into with the Connecticut Development Authority, an instrumentality of the State of Connecticut in March 1995. The agreement called for the retirement of the loan by prepaying $1,050,000 of the principal amount of the outstanding note and converting the balance of the principal amount of the note, including interest accrued through March 31, 1997, into 241,627 shares of common stock based on a conversion price of $4.50 per share.

  Facility Mortgage

     On October 28, 1994, the Company acquired a manufacturing and warehouse facility for $1,500,000. Financing of $1,350,000 of the purchase price was provided by the seller in the form of a note which bears interest at 9% per annum. Interest only was payable for the first two years of the note. Principal and interest payments began in October, 1996, and are based on a twenty year amortization schedule with a balloon payment due on November 1, 2009. The note is secured by a first mortgage on the facility.

  Convertible Debenture Financing

     On January 30, 1997, pursuant to Regulation S of the Securities Act of 1933, the Company issued 5% Convertible Debentures (the "Debentures") due February 4, 1999 in the aggregate principal sum of $5,000,000. Of the Debenture proceeds, approximately $1,665,000 was allocated to common stock during the first quarter to reflect the intrinsic value of the conversion feature. This amount was calculated at the date of the issue as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount was charged to other financing expenses. At December 31, 1997, all outstanding Debentures had been converted into shares of common stock. Under the terms of the Debentures, if the conversions resulted in total shares issued greater than 1,350,000 shares in aggregate, then the Company would redeem any remaining Debentures at the price paid plus accrued interest thereon. Based upon the total

                                BIO-PLEXUS, INC.

debenture conversions, the number of shares exceeded 1,350,000. Upon reaching the limit of 1,350,000 shares, the Company satisfied the remaining outstanding Debentures balance of $1,537,000 by issuing 100,000 shares at a value of $2.73 per share and a cash payment of $1,264,000.

     The balance of long-term debt is as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Unsecured Term Notes, net of unamortized discount of $38,000
  and $402,000..............................................  $  673,000    $2,778.000
CII Unsecured Term Note, net of unamortized discount of $0
  and $19,000...............................................          --       131,000
CDA loan, net of unamortized discount of $0 and $85,000.....          --     2,143,000
Capital lease obligations, net of unamortized discount of
  $113,000 and $79,000......................................   3,427,000     4,232,000
Facility mortgage payable...................................   1,323,000     1,348,000
                                                              ----------    ----------
                                                               5,423,000    10,632,000
Less: current portion.......................................   2,219,000     3,225,000
                                                              ----------    ----------
                                                              $3,204,000    $7,407,000
                                                              ==========    ==========

     The aggregate maturities of long-term debt, including CII debt and capital lease obligations, over the next five years are as follows: 1998 -- $2,219,000; 1999 -- $1,106,000; 2000 -- $867,000; 2001 -- $37,000; 2002 -- $40,000.

5.  INCOME TAXES

     Deferred tax assets are as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
Costs capitalized for tax purposes........................  $   202,000    $   295,000
  Research tax credits....................................      558,000        532,000
  Net operating losses....................................   25,009,000     18,388,000
                                                            -----------    -----------
Gross deferred tax assets.................................   25,769,000     19,215,000
Less: valuation allowance.................................   25,769,000     19,215,000
                                                            -----------    -----------
Net deferred tax assets...................................  $        --    $        --
                                                            ===========    ===========

     The Company has provided a valuation allowance for the full amount of deferred tax assets since the realization of these future benefits cannot be reasonably assured as of the end of each related year. If the Company achieves profitability, the deferred tax assets would be available to offset future income taxes.

     At December 31, 1997, the Company has available net operating loss carryforwards of $61,477,000 and research and development tax credit carryforwards of $558,000. The Federal carryforwards expire in years 2002 through 2012. State of Connecticut net operating loss carryforwards of $59,268,000, expire in years 1997 through 2002.

     As defined in the Internal Revenue Code, certain substantial ownership changes limit the utilization of the available net operating loss and tax credit carry forwards. The Company has experienced a number of

                                BIO-PLEXUS, INC.

substantial ownership changes, which limit the amount of pre-change loss carry forwards that can be utilized in any one taxable year as follows:

  DATE NOL      FEDERAL LOSS
WAS GENERATED   CARRY FORWARD   ANNUAL LIMITATION
-------------   -------------   -----------------
9/87 - 12/89     $   333,000       $   32,000
1/90 - 12/91       1,807,000          386,000
1/92 - 06/94      11,749,000        1,437,000

     The remaining $47,588,000 of Federal net operating loss carry forwards is not limited unless a substantial ownership change occurs in the future.

6.  SHAREHOLDERS' EQUITY

  Capital Stock Transactions

     On June 25, 1997, at the Annual Meeting of Shareholders, the Company increased the authorized number of common shares from 12,000,000 to 15,000,000. Additionally, the Company amended its Certification of Incorporation to include authorization to issue 3,000,000 shares of preferred stock.

     On July 30, 1997, the Company initiated a private offering of up to 250 units of its Series A convertible preferred stock and common stock. Each unit consisted of 5,000 shares of Series A preferred stock and 1,000 shares of common stock. Under the terms of the offering, each unit had a purchase price of $20,000, and, if fully subscribed, would raise $5,000,000 before offering expenses. The preferred shares were convertible to common stock at any time at the option of the holder, at the greater of $2.50, or 85% of the average closing bid price of the common stock for the ten days prior to the date the Company received a conversion notice. Of the offering proceeds, $500,000 was recorded as a dividend to reflect the intrinsic value of the preferred shares' conversion feature. As of December 31, 1997, the initial private placement offering was fully subscribed at $5,000,000, and 1,250,000 shares of Series A preferred stock were issued and immediately converted into 1,931,291 shares of common stock.

     On September 17, 1997, the Company initiated a private offering of common stock, without par value, of up to 1,000,000 shares to investors who purchased units of Series A convertible preferred stock and common stock in the offering dated July 30, 1997. Under the terms of the offering, investors could purchase shares in a dollar amount equal to one-half of their investment in units in the initial offering with a purchase price of $2.50 per share, and, if fully subscribed, would raise $2,500,000 before offering expenses. As of December 31, 1997, subscriptions totaling $2,492,500 were received on the second private placement offering representing 997,000 shares of common stock.

  Class A Common Stock

     During 1992, 10,000 shares each of Class A common stock was awarded to two principal officers of the Company and entitles them to 500 votes for each share of Class A common stock held on any matter submitted to the shareholders of the Company for action. The Class A common stock does not pay dividends. The two shareholders have agreed not to sell, give or otherwise transfer their shares, except to each other or to the Company. As part of the September 1993 Capital Stock Amendment, the Class A Common Stock was made manditorily redeemable by the Company on January 1, 1998.

  Warrants

     As part of a $1,050,000 loan agreement in January 1992 with Connecticut Innovations, Inc. ("CII"), an instrumentality of the State of Connecticut, the Company issued a warrant to purchase 175,000 shares of common stock. This detachable warrant was valued at its repurchase price of $280,000 and recorded as a

                                BIO-PLEXUS, INC.

discount on the CII Convertible Note. The Company repurchased the warrant from CII on June 12, 1992 for $280,000. The Company also issued CII a contingent warrant to purchase 500,000 shares of common stock and extended an outstanding warrant to purchase 35,000 shares of common stock in connection with the CII transaction. As of December 31, 1996, the contingent warrant had expired.

     In consideration for CII's release of the lien on the Company's machinery and equipment to permit a sale-leaseback financing , the Company issued CII a warrant to purchase 42,000 shares of common stock at $9 per share. The warrant is exercisable until April 30, 1998. The fair value of the warrant at the date of issuance was recorded as a deferred debt financing expense.

     In September 1992, the Company granted warrants to purchase 125,000 shares of common stock at $6 per share to each of its two principal officers. These warrants are exercisable for a period of five years from the date of grant. On August 1, 1997, the warrant exercise period was extended for one year to September 19, 1998.

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

     In connection with the sale of $4,858,000 of unsecured term notes in 1993 through February 15, 1994 (see Note 4), the Company issued warrants to purchase 539,810 shares of common stock at $9 per share. On January 16, 1997, the Company advised certain holders of warrants that it was reducing the exercise price from $9.00 to $7.00 on warrants issued with the unsecured term notes. At the same time, the Company advised the warrant holders that if the warrants were exercised into shares of common stock by simultaneously surrendering the related unsecured term notes, the Company would make payments in lieu of interest through 1997 at a rate of 8%. As a result of the transaction, warrant holders surrendered approximately $2,184,000 of the term notes, and exercised warrants for 311,967 shares of common stock. A one time 1997 charge of $640,000 resulted due to the reduction in the warrant exercise price and cash payments in lieu of interest through 1997. The warrants are exercisable until December 31, 1998. As of December 31, 1997, warrants for 152,207 shares of common stock remain unexercised.

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

     On March 7, 1995, the Company issued the Connecticut Development Authority
(CDA) warrants to purchase 40,000 shares of common stock at $14.66 per share in connection with a $2.5 million loan from the CDA (See Note 4). The fair value of the warrants on the date of issuance of $204,000 was recorded as a discount on the debt and a corresponding increase to common stock. The warrants are exercisable through March 6, 2002.

     In June 1995, as an inducement for a sale-leaseback commitment with an equipment leasing company (see Note 4), the Company issued warrants to purchase 6,355 shares of common stock at an exercise price of $13.63 per share with an exercise period of five years.

                                BIO-PLEXUS, INC.

     On June 15, 1995 the Company and the CDA entered into a Warrant Modification Agreement pursuant to which: (i) each of the CDA Warrants may be exercised by surrender of the instruments evidencing the Company's indebtedness incurred in connection with the issuance of such warrant; (ii) the Company agreed to permit the CDA's net exercise of the CDA Warrants based upon the difference between the fair market value (as defined) of the Company's common stock on the date of such exercise and the respective exercise price; provided, however, that the CDA shall exercise its warrants first by surrender of debt, as described above; (iii) the CDA waived the right to redeem the 1995 CDA Warrant; and (iv) the CDA agreed to partially exercise the 1993 CDA Warrant by surrendering the CDA Notes in exchange for shares of common stock and agreed to receive a replacement redeemable warrant exercisable at $9.00 per share for the balance of the shares subject to the 1993 CDA Warrant. The warrants are exercisable at any time between July 27, 1998 and August 1, 2000. Effective July 1, 1995, the CDA partially exercised the 1993 CDA Warrant for 57,531 shares of common stock and received a replacement warrant for the unexercised portion of the 1993 CDA Warrant or 42,669 shares of common stock.

     On August 4, 1995 the Company sold to certain investors in a private placement $4.0 million of notes with detachable warrants for common stock. The 161,551 Private Placement Warrants are exercisable at $12.38 per share. They are not exercisable until the first anniversary of issuance and expire on the fifth anniversary of issuance. On January 29, 1997, certain warrants related to these Private Placement Notes were exercised for 35,714 shares of common stock at an exercise price of $7 per common share. Net proceeds to the Company as a result of the exercise were $250,000.

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

     On April 29, 1996, two of the Company's principal officers exercised 125,000 warrants each of common stock at $1.38 per share. Proceeds to the Company upon exercise were $345,000.

     In June 1996, as an inducement for a sale-leaseback commitment with an equipment leasing company (see Note 4), the Company issued warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years.

     The Board of Directors and management believe that the exercise price of the above warrants was at or exceeded the fair value of the equivalent shares of common stock at the time of issuance.

     In addition to the warrants referred to above, other warrants were issued as described in Note 4. The Company has reserved shares of common stock as follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                             ------------    ------------
                                                                 1997            1996
                                                             ------------    ------------
Warrants...................................................     900,444       1,081,634
Stock options..............................................   1,237,000         899,000
                                                              ---------       ---------
                                                              2,137,444       1,980,634
                                                              =========       =========

7.  STOCK PLAN

     The Company established the 1991 Long Term Incentive Plan (the "Plan") under which the Board of Directors may grant awards to employees and directors of the Company. Awards will be granted at the fair

                                BIO-PLEXUS, INC.

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

     A summary of stock option activity under the Plan is as follows:

                                                              NUMBER OF        EXERCISE
                                                                SHARES          PRICE
                                                             ------------    ------------
Outstanding at December 31, 1994...........................     334,600
Granted -- 1995............................................     273,750        9.25-12.00
Canceled -- 1995...........................................     (72,500)       6.00-12.00
Exercised -- 1995..........................................     (41,000)        1.38-6.00
                                                               --------
Outstanding at December 31, 1995...........................     494,850
Canceled -- 1996...........................................     (65,750)        1.38-9.25
Exercised -- 1996..........................................    (103,000)        1.38-6.00
                                                               --------
Outstanding at December 31, 1996...........................     326,100
Granted -- 1997............................................     189,800         4.00-9.50
Canceled -- 1997...........................................     (53,750)             9.25
Exercised -- 1997..........................................     (36,000)             1.38
                                                               --------
Outstanding at December 31, 1997...........................     426,150
                                                               ========

     There are 193,234 stock options exercisable under the Plan at December 31, 1997.

     The following summarizes additional information about stock options outstanding at December 31, 1997:

                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
           --------------------------------------------------   -------------------------------
               NUMBER           WEIGHTED                            NUMBER
           OUTSTANDING AT       AVERAGE           WEIGHTED      EXERCISABLE AT      WEIGHTED
EXERCISE    DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
 PRICE          1997        CONTRACTUAL LIFE   EXERCISE PRICE        1997        EXERCISE PRICE
--------   --------------   ----------------   --------------   --------------   --------------
  1.38         44,000             3.42              1.38            44,000            1.38
  4.00        100,000             9.58              4.00                --            4.00
  6.00         28,100             4.75              6.00            28,100            6.00
  6.25         55,000             9.08              6.25                --            6.25
  7.75         30,000             8.67              7.75            10,000            7.75
  9.25        164,250             7.83              9.25           109,532            9.25
  9.50          4,800             8.29              9.50             1,602            9.50
              -------                                              -------
              426,150                                              193,234
              =======                                              =======

                                BIO-PLEXUS, INC.

     Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss per share would have been as follows:

                                                          YEAR ENDED          YEAR ENDED
                                                       DECEMBER 31, 1997   DECEMBER 31, 1996
                                                       -----------------   -----------------
Net loss:
  As reported........................................     (12,812,000)        (12,870,000)
  Pro forma under FAS 123............................     (13,663,000)        (13,352,000)
Net loss per share:
  As reported........................................           (1.37)              (1.89)
  Pro forma under FAS 123............................           (1.47)              (1.96)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted during 1995: dividend yield of 0%, risk-free interest rate of 6.12%, expected volatility factor of 66.30% and an expected option term of ten years.

     At the Annual Meeting of Shareholders in July, the shareholders also approved the adoption of the 1995 Non-Employee Director's Stock Option Plan (the "Directors" Plan). The Directors' Plan includes 50,000 shares of common stock reserved for issuance to non-employee directors. Eligible directors will receive options for 1,000 shares of common stock upon their election and subsequent reelection. Current non-employee directors received an option for 1,000 shares for each calendar year they served as a director prior to the adoption of the Directors' Plan. All options granted vest one year after the grant and have an exercise price equal to the fair market value of the shares at the time of the grant.

     A summary of the stock option activity under the Plan is as follows:

                                                              NUMBER OF      EXERCISE
                                                               SHARES         PRICE
                                                              ---------    ------------
Granted -- 1995.............................................   16,000        8.50-11.75
                                                               ------
Outstanding at December 31, 1995............................   16,000
Granted -- 1996.............................................    4,000         6.50-9.75
                                                               ------
Canceled -- 1996............................................   (2,000)       9.75-11.75
Outstanding at December 31, 1996............................   18,000
Granted -- 1997.............................................    5,000              3.00
                                                               ------
Outstanding at December 31, 1997............................   23,000
                                                               ======

8.  LEASES

     At December 31, 1997, the Company was committed under operating leases which expire at various dates through November 1999. Minimum lease payments under these noncancelable leases in the next five years are: 1998 -- $212,000; 1999 -- $190,000; 2000 -- $6,000; 2001 -- $0; 2002 -- $0. Rent expense was
$182,000 in 1993, $340,000 in 1994, $384,000 in 1995, $394,000 in 1996, and
$306,000 in 1997.

9.  MAJOR CUSTOMER INFORMATION

     There was one customer exceeding 10% of the Company's product sales in 1997, totaling $2,396,000 which was the Company's domestic distributor of product. There were no customers exceeding 10% of the

                                BIO-PLEXUS, INC.

Company's domestic sales in 1996 and 1995, respectively. The Company had export sales of approximately $385,000 in 1997 and $566,000 in 1996. Such sales were to an Italian company and European distributor and were not material in 1995.

10.  COMMITMENTS

     As of December 31, 1997 the Company had capital expenditure purchase commitments outstanding of approximately $295,000, expected to be financed through the JJMI Development contract (See Note 12).

11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount for accounts receivable, accounts payable, accrued interest payable, accrued vacation and other employee costs is a reasonable estimate of fair value because of the short nature of the transactions. The fair value of the note payable and long-term debt is estimated based upon the current rates that would be offered to the Company on similar debt.

     The estimated fair value of the Company's debt is as follows:

   DECEMBER 31, 1997                   DECEMBER 31, 1996
------------------------            ------------------------
 CARRYING        FAIR                CARRYING        FAIR
  AMOUNT        VALUE                 AMOUNT        VALUE
 --------       -----                --------       -----
$1,996,000    $1,624,000            $6,400,450    $6,283,111

12.  LICENSING AGREEMENTS

     On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. would develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which would be used by JJMI, under an exclusive world-wide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of the manufacturing equipment and tooling. JJMI agreed to acquire initial production equipment and tooling which will be completed in 1998. During the first quarter $1,500,000 in licensing fee revenue was recognized and, in the second, third and fourth quarters, $559,000 of the $1,400,000 in development funding was recognized as a reduction in research and development expenses. The remaining balance of $841,000 has been deferred and will be recognized over the remaining term of the development project in 1998.

     On April 9, 1998, the Company amended the original development and license Agreement and canceled its supply agreement with JJMI. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJMI, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The revised agreement also provides for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties.

13.  SUBSEQUENT EVENTS

     Effective January 6, 1998 the Company accepted the retirement of Lawrence
C. Krampert as CEO and President and appointed him Chairman of the Board. Richard L. Higgins was appointed to the position of CEO and President and a member of the Board of Directors effective January 6, 1998.

                                 EXHIBIT INDEX

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
  NO.                    DESCRIPTION                               METHOD OF FILING                    PAGES
-------                  -----------                               ----------------                 ------------
  1.1     Form of Underwriting Agreement between
          Advest, Inc. and the Company..............  Incorporated by reference to Exhibit 1.1 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
  1.2     Form of Advest, Inc. Warrant..............  Incorporated by reference to Exhibit 1.2 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
  1.3     Form of Advest, Inc. Registration Rights
          Agreement.................................  Incorporated by reference to Exhibit 1.3 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).


  1.4     Form of Underwriting Agreement among
          Advest, Inc. as representative of the
          several underwriters named therein and the
          Company...................................  Incorporated by reference to Exhibit 1.1 to the Registrant's Amendment No. 2 to the
                                                      registration statement on Form S-1 filed
                                                      on September 15, 1995 (File No. 33-95554).
  3.1     Certificate of Incorporation of the
          Company, as amended.......................  Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended June 30,
                                                      1997 (File No. 0-24128).
  3.2     Bylaws of the Company, as amended.........  Filed with this report.
  4.1     Loan Agreement, dated January 7, 1992,
          between the Company and CII...............  Incorporated by reference to Exhibit 4.1 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
  4.2     Loan Agreement dated July 27, 1993,
          between the Company and the CDA...........  Incorporated by reference to Exhibit 4.2 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
  4.3     Form of Unsecured Term Notes with
          Detachable Warrants to Purchase Common
          Stock.....................................  Incorporated by reference to Exhibit 10.4 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
  4.4     Loan Agreement, dated March 7, 1995,
          between the Company and the CDA...........  Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form
                                                      10-K filed on March 30, 1995 (File No.
                                                      0-24128).
  4.4a    Letter agreement dated March 31, 1997
          between the Company and CDA...............  Incorporated by reference to Exhibit 4.4a to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on March
                                                      31, 1997 (File No. 0-24128).
  4.5     Promissory Note, dated October 28, 1994,
          between the Company and Victor and
          Margaret DeMattia.........................  Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form
                                                      10-K filed on March 30, 1995 (File No.
                                                      0-24128).

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
  NO.                    DESCRIPTION                               METHOD OF FILING                    PAGES
-------                  -----------                               ----------------                 ------------
  4.6     Offshore Convertible Securities
          Subscription Agreement dated January 30,
          1997 between the Company and Shepherd
          Investments International Ltd., as amended
          by Letter agreement dated March 25, 1997,
          and as further amended by Letter agreement
          dated April 16, 1997......................  Incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on March
                                                      31, 1997 (File No. 0-24128).
  4.6a    Letter agreement between the Company and
          Ronald A. Haverl and Carl R. Sahi
          regarding voting of Class A Common
          Stock.....................................  Incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1997 (File No. 0-24128).
 10.1     Lease, dated March 7, 1989, between the
          Company and T&S Limited Partnership, as
          amended...................................  Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 10.2     Royalty Agreement, dated November 6, 1989,
          between the Company and CII, as amended...  Incorporated by reference to Exhibit 10.2 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 10.3     Master Lease Agreement, dated April 30,
          1993, between the Company and Aberlyn
          Capital Management and its Affiliate,
          Aberlyn...................................  Incorporated by reference to Exhibit 10.3 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 10.4     Purchase and Sale Agreement, as amended,
          for 129 Reservoir Road, Vernon,
          Connecticut, dated October 28, 1994,
          between the Company and Victor and
          Margaret DeMattia.........................  Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form
                                                      10-K filed on March 30, 1995 (File No.
                                                      0-24128).
 10.5     Lease, dated March 11, 1994, between the
          Company and Thomas D. Buccino d/b/a The
          Mill Works................................  Incorporated by reference to Exhibit 10.5 to the Registrant's registration statement
                                                      on Form S-1 filed on April 1, 1994 (File
                                                      No. 33-77202).
 10.6     Marketing and Distribution Agreement dated
          March 16, 1995, between the Company and
          Allegiance................................  Incorporated by reference to Exhibit 10.6 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
  NO.                    DESCRIPTION                               METHOD OF FILING                    PAGES
-------                  -----------                               ----------------                 ------------
 10.7     1991 Long-Term Incentive Plan.............  Incorporated by reference to Exhibit 10.7 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
 10.8     Stock Warrant granted by the Company to
          Ronald A. Haverl..........................  Incorporated by reference to Exhibit 10.8 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
 10.9     Stock Warrant granted by the Company to
          Carl R. Sahi..............................  Incorporated by reference to Exhibit 10.9 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
 10.10    Stock Warrant granted by the Company to
          Ronald A. Haverl..........................  Incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
 10.11    Stock Warrant granted by the Company to
          Carl R. Sahi..............................  Incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 2 to
                                                      Annual Report on Form 10-K filed on June
                                                      30, 1995 (File No. 0-24128).
 10.12    Master Equipment Lease Agreement dated as
          of March 8, 1995, between the Company and
          Financing for Science International,
          Inc.......................................  Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1995 (File No. 0-24128).
 10.13    1995 Non-Employee Directors' Stock Option
          Plan......................................  Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1995 (File No. 0-24118).
 10.14    Note and Warrant Purchase Agreement, Form
          of Private Placement Note, Security
          Agreement, and Form of Warrant............  Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1995 (File No. 0-24128).
 10.15    Letter Agreement with Aberlyn Capital
          Management Limited Partnership............  Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on June
                                                      30, 1995 (File No. 0-24128).
 10.16    Employment Agreement dated January 13,
          1997 between the Company and Lucio
          Improta...................................  Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on
                                                      Form 10-Q for the quarter ended on March
                                                      31, 1997 (File No. 0-24128).
 23       Consent of Mahoney, Sabol & Company,
          LLP.......................................  Filed with this report.
 27       Financial Data Schedule...................  Filed with this report.
