Form 10-K/A
period 1997-12-31
BIO PLEXUS INC
filed 1998-04-30
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

[X] AMENDMENT NUMBER 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the Transition Period from            To

                         Commission file number 0-24128

                                BIO-PLEXUS, INC.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             CONNECTICUT                                06-1211921
       ------------------------------             ----------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

                               129 RESERVOIR ROAD
                            VERNON, CONNECTICUT 06066
   ---------------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (860) 870-6112
      ---------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to section 12(b) of the Act: None
          Securities registered pursuant to section 12(g) of the Act:
                              Title of Each Class:

                           Common stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant at April 20, 1998, was $37,036,320.

         On April 20, 1998, there were 12,154,787 outstanding shares of the registrant's common stock.

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

                                    AMENDMENT

         The registrant is amending its Annual Report on Form 10-K to include responses to Items 10 through 13 and to file one additional exhibit under Part IV of its Report.

                                BIO-PLEXUS, INC.

                       INDEX TO AMENDMENT OF ANNUAL REPORT
                                 ON FORM 10-K/A
                          YEAR ENDED DECEMBER 31, 1997


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...................    1
Item 11.   Executive Compensation...............................................    4
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......    8
Item 13.   Certain Relationships and Related Transactions.......................    9

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....   10

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The executive officers and Directors of the Company are as follows:

           NAME                           AGE                POSITION
------------------------------------      ---     -----------------------------------------------

     Lawrence C. Krampert (1)..........    65      Chairman of the Board and Director
     Richard L. Higgins................    55      President, Chief Executive Officer and Director
     Carl R. Sahi (1)..................    41      Vice President, Business and Technology
                                                   Development, Treasurer and Director
     Lucio Improta.....................    53      Vice President, International Business
                                                   Development
     Gary L. Smith.....................    45      Vice President, Manufacturing
     Thomas K. Sutton..................    38      Executive Vice President, Marketing and
                                                   Administration
     Kimberley A. Cady.................    32      Vice President, Finance and Chief
                                                   Financial Officer
     David Himick (2)(3)...............    72      Director
     Stanley E. Jacke (2)..............    73      Director
     Richard D. Ribakove (2)(3)........    42      Director

---------------------------------
(1)      Member of 1995 Non-Employee Directors' Stock Option Plan Committee.

(2)      Member of Compensation Committee.

(3)      Member of Audit Committee.

         Mr. Krampert is a Director and the Chairman of the Board of Directors of the Company, a retired business executive, and a business consultant. Mr. Krampert has been a Director since July 1997. Mr. Krampert was elected Chief Executive Officer of the Company on July 24, 1997 and President on October 29, 1997. Mr. Krampert was elected Chairman of the Board of Directors and resigned as an officer of the Company effective January 6, 1998. Between 1959 and 1991, Mr. Krampert was employed by various divisions of Johnson & Johnson. Most recently, Mr. Krampert served as a director and Vice President of Critikon, Inc., a Johnson & Johnson company involved in making intravenous catheters, from 1971 to 1991. From 1991 to 1993, Mr. Krampert was self-employed as a business consultant, and from 1993 to 1995 served as the Director of International Development for the University of Tampa. Mr. Krampert holds a Bachelor of Science degree from Bloomfield College. He is also a graduate of various executive business programs including, among others, The Wharton School of Business, University of Pennsylvania and the Fuqua School of Business, Duke University.

         Mr. Higgins is a Director of the Company and the Company's President and Chief Executive Officer. He joined the Company on a part-time basis as a consultant in May 1992 and became a full time employee in September, 1993. From July 1996 to January 1998, Mr. Higgins served as the Company's Vice President, Finance. Mr. Higgins assumed his current position in January 1998. From February 1992 through September 1993, Mr. Higgins was self-employed as a business consultant. From June 1966 through February 1992, Mr. Higgins was employed by the State of Connecticut during which time he helped establish the Connecticut Development Authority ("CDA"). He served as the CDA's Executive Director from 1975 to 1992. Mr. Higgins holds a Bachelor of Arts degree from the University of Connecticut.

         Mr. Sahi is a Director of the Company and the Company's Vice President, Business and Technology and Treasurer. Mr. Sahi founded the Company in September 1987 and has been a Director since that time. Between September 1987 and October 1997, Mr. Sahi served as President of the Company. Prior to 1987, Mr. Sahi had seven years of entrepreneurial experience in developing products, services and small companies. His experience includes the development of a polyvinyl chloride gasketed plastic bottle cap, the formation and management of a company that assembled plastic immunoassay diagnostic test kits and the formation, management and sale of a janitorial maintenance company. Mr. Sahi is the principal inventor of the Company's self-blunting needle and founded the Company in order to design, develop, manufacture and market that product. Mr. Sahi has three years of undergraduate business education, holds a Bachelor's degree in Pathobiology from the University of Connecticut and has six years of graduate training in Chemistry.

         Mr. Improta is the Company's Vice President, International Business Development. In this position, Mr. Improta has the responsibility to introduce the Company's products overseas, by establishing a network of distributors in key foreign markets. Prior to his appointment, Mr. Improta was acting as a consultant to the Company through FRC International, to help establish distributors in Europe. In 1984, Mr. Improta formed his own company, H-S Hospital Service, specializing in interventional radiology products, where he was employed through 1993. He then formed a marketing consulting company, FRC International, where he was employed until joining the Company in January, 1997. His prior experience includes employment with a number of medical products companies including Becton, Dickinson & Company, Ital-Gamma and Abbot Laboratories. Mr. Improta holds a Master's degree in Business Administration from MCE Europe.

         Mr. Smith is the Company's Vice President, Manufacturing. Between May 1995 and October 1997, Mr. Smith served as the Company's Vice President, General Manager. Mr. Smith joined the Company in September 1994 as its Director of Engineering, a position he held until May 1995. Mr. Smith has twenty-three years of industrial experience, with eleven years in high volume manufacturing of disposable medical devices. From February, 1989 to September, 1994, Mr. Smith was employed by Becton, Dickinson & Company, where he was Engineering Manager of a syringe manufacturing plant. Mr. Smith's medical manufacturing background also includes Critikon, Inc., a Johnson & Johnson company involved in making intravenous catheters. Mr. Smith holds a Bachelor of Science in Manufacturing Engineering from Brigham Young University and a Masters degree in Business Administration from Rensselaer Polytechnic Institute.

         Mr. Sutton was recently appointed Executive Vice President, Marketing and Administration. He has responsibility for Marketing and Sales, Human Resources, and Quality Assurance. Mr. Sutton previously served as the Company's Vice President, U.S. Marketing and Sales from November 1996 to March 1998. Mr. Sutton has extensive experience in marketing and sales of safety medical needles. Prior to his work at the Company, Mr. Sutton managed the Protective I.V. Catheter Safety System brand for Johnson & Johnson Medical, Inc. ("JJMI"). Mr. Sutton served as Product Director for five years at JJMI (1991-1996), and was a Sales Manager and Representative prior to that position. Mr. Sutton holds a Bachelor of Science degree in Business Administration and a Master's degree in Business Administration, both from the University of South Carolina.

          Ms. Cady is the Company's Vice President, Finance and Chief Financial Officer. Between 1994 and 1996, Ms. Cady served as the Company's Cost Accountant and between 1996 and 1998 as the Company's Controller. Ms. Cady has ten years of accounting and finance experience encompassing both public and private accounting and specializing in manufacturing. From 1989 to 1994, Ms. Cady was employed with Gerber Garment Technology, Inc., a subsidiary of Gerber Scientific, Inc., most recently as their Supervisor of Cost Accounting. Prior to this, she was employed as an auditor with the public accounting firm of Deloitte & Touche, LLP. Ms. Cady holds a Bachelor of Science degree in Business Administration from Bryant College.

         Mr. Himick is a Director of the Company, a retired business executive, and a business consultant. Mr. Himick became a Director of the Company in April 1997. He was the founder of several companies including Commercial Wire Rope & Supply of Detroit, Commercial Wire Rope & Supply of Flint, Commercial Wire Rope & Supply of Toledo, and Detroit Chain Products Co. He was a director for Heritage Federal Savings Bank located in Taylor, Michigan between 1982 and 1993 and a director of Heritage Bankcorp Inc. (the holding company of Heritage Federal Savings), between 1989 and 1993. Mr. Himick currently serves on the board of directors of Community Bank of Dearborn and the board of directors of Dearborn Bancorp (the holding company of Community Bank of Dearborn), both of which positions he assumed in 1994.

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

         The Board of Directors has a Compensation Committee, Audit Committee and a 1995 Non-Employee Directors' Stock Option Plan Committee. The Compensation Committee administers the Company's 1991 Long Term Incentive Plan. The Audit Committee reviews the results and scope of the annual audit and other services provided by the Company's independent auditors. The 1995 Non-Employee Directors' Stock Option Plan Committee administers the Company's 1995 Non-Employee Directors' Stock Option Plan.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company is not aware of any delinquent reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, to be filed with the Securities and Exchange Commission during the fiscal year ending December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Included below are tables which set forth certain information concerning compensation paid by the Company to its chief executive officer and all other executive officers with annual compensation in excess of $100,000 for the year ended December 31, 1997 (the "Named Executive Officers"). The tables include columns related to stock options and stock appreciation rights ("SARS") (contractual rights to compensation measured by increases in the value of the common stock payable in stock and/or cash). No SARS have been issued by the Company.

                                            SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                      ANNUAL COMPENSATION              ------------
                                              --------------------------------------    SECURITIES
NAME AND                                                           OTHER ANNUAL         UNDERLYING        OTHER
PRINCIPAL POSITION                      YEAR  SALARY($)  BONUS($)  COMPENSATION($)(1)  OPTIONS/SARS    COMPENSATION
------------------                      ----  --------   -------   -----------------   ------------    ------------
Richard L. Higgins(2) ............      1997   100,000       --            --             25,000            --
Chief Executive Officer                 1996    90,385       --            --                 --            --
                                        1995    75,000       --            --                 --            --
Lawrence C. Krampert (3) .........      1997   100,000       --            --            100,000(4)         --
Chief Executive Officer
Ronald A. Haverl (5) .............      1997   135,385       --            --                 --        83,333(6)
Chief Executive Officer                 1996   220,000   31,236       593,125                 --            --
                                        1995   219,548   85,286            --                 --            --
Carl R. Sahi (7) .................      1997   220,000       --            --                 --            --
Vice President, Business                1996   220,000       --       593,125                 --            --
and Technology                          1995   219,701       --            --                 --            --
Development and Treasurer
Lucio Improta (8) ................      1997   144,231       --            --             30,000         4,248(9)
Vice President,
International Business
Development

Thomas K. Sutton (10).............      1997  103,000    14,401(11)  --                  30,000          --
Vice President, U.S.                    1996   14,262    30,395(11)  --                      --          --
Marketing
and Sales

-----------------------------------------
(1) The amounts shown represent income earned upon the exercise of warrants for shares of common stock. The warrants were granted in 1991 and were exercised immediately prior to their expiration.

(2) Mr. Higgins was a Named Executive Officer of the Company in 1997, holding the office of Vice President, Finance. On January 6, 1998, Mr. Higgins was elected to the offices of President and Chief Executive Officer of the Company.

(3) Mr. Krampert was elected Chief Executive Officer of the Company on July 24, 1997 and President on October 29, 1997. Mr. Krampert resigned as an officer of the Company effective January 6, 1998.

(4) Mr. Krampert's options expired in accordance with their terms upon his resignation as an employee of the Company on January 6, 1998.

(5) Mr. Haverl resigned as Chief Executive Officer of the Company on July 24, 1997.

(6) Represents payments to Mr. Haverl in accordance with a severance arrangement with the Company. See "Employment Agreements."

(7) Mr. Sahi became Treasurer of the Company on July 24, 1997 and Vice President, Business Technology and Development on October 29, 1997. Mr. Sahi served as President of the Company from September 1987 to October 1997.

(8) Mr. Improta first became an employee of the Company on January 13, 1997.

(9) Represents premiums paid for a personal term life insurance policy. Mr. Improta has no interest in any cash surrender value under the insurance policy.

(10)     Mr. Sutton first became an employee of the Company in November 1996.

(11)     Represents a signing bonus paid to Mr. Sutton in 1996 and 1997.

                      OPTION/SAR GRANT IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE VALUE
                          -----------------------------------------------------     AT ASSUMED ANNUAL RATES
                          NUMBER OF                                                     OF STOCK PRICE
                          SECURITIES   PERCENT OF TOTAL   EXERCISE                  APPRECIATION FOR OPTION
                          UNDERLYING    OPTIONS GRANTED   OR BASE                          TERM($)(1)
                           OPTIONS     TO EMPLOYEES IN     PRICE    EXPIRATION    ----------------------------
        NAME              GRANTED(#)       1997(%)         ($/SH)      DATE              5%          10%
        ----              ---------    ----------------   --------  ----------    --------------  ------------

Larry C. Krampert          100,000          65%             4.00    8/31/99(2)           4.41        4.84
Richard L. Higgins          25,000          16%             6.25    1/24/07             10.18       16.21
Thomas Sutton               30,000          19%             6.25    1/24/07             10.18       16.21
Lucio Improta               30,000(3)       16%             7.75    9/06/01              9.89       12.48

(1) Represents the potential realizable value of each grant assuming the market price of the underlying security appreciates in value from the date of grant to the end of the option term at 5% and 10% annually.

(2) Mr. Krampert's options expired in accordance with their terms upon his resignation as an employee of the Company on January 6, 1998.

(3) Mr. Improta's options were originally granted in 1996 when he worked as a consultant to the Company. Following his employment with the Company in January 1997, the grant of these options were ratified by the Board of Directors.


EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Mr. Improta dated January 13, 1997 filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended on March 31, 1997 and incorporated by reference herein. Under the terms of the agreement, Mr. Improta receives an annual salary of $150,000 plus commissions and is subject to customary confidentiality and non-competition provisions. The initial term of the agreement is 18 months which is automatically renewed for a second 18 month term absent notice of termination for cause. Subject to the terms of the agreement, either party may terminate the agreement during the second term.

         The Company has an arrangement with Mr. Haverl that became effective upon his resignation as Chief Executive Officer of the Company, the terms of which are set forth as Exhibit 10.17 filed with this amendment. Under the terms of the arrangement, Mr. Haverl is receiving a severance payment of $200,000 less certain adjustments payable in twelve monthly installments. In addition, Mr. Haverl will act as a consultant to the Company for an initial term commencing August 1, 1997 and ending September 30, 1997 at no cost to the Company; and for a second term commencing on October 1, 1997 and ending September 30, 1998, at a rate of $1,000 per day for each day Mr. Haverl is called upon to provide services. The current term is terminable by either party on 30 days notice and may be extended upon the mutual consent of both parties. During the current term, Mr. Haverl may not compete with the Company and is bound by customary confidentiality provisions. Under the terms of the arrangement, the Company also extended for one year certain warrants issued to Mr. Haverl that were scheduled to expire on September 19, 1997.

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

         Only non-employee members of the Board of Directors of the Company are eligible to receive grants of options under the Directors' Plan. Participants who had served as directors prior to the adoption of the Directors' Plan automatically received an option for 1,000 shares for each calendar year they served as a director. Accordingly, Mr. Ribakove received options for 9,000 shares of common stock for past services. During the term of the Directors' Plan, participants automatically receive a grant of an option for 1,000 shares of common stock on their election or re-election. Messrs. Ribakove, Himick and Jacke have all received an automatic grant for 1,000 shares of common stock for services in 1997 and Mr. Himick received an automatic grant for 1,000 shares of common stock upon his election in April 1997. All options granted vest one (1) year after the grant, are exercisable for the lesser of one (1) year from the termination as a director or five (5) years from grant, and have an exercise price equal to the fair market value of the underlying shares of common stock at the time of grant. Vesting is accelerated upon the death, disability, or retirement of a participant. Should a participant terminate his or her service as a director for any other reason, shares not fully vested under an option will be forfeited. Payment of the option exercise price may be made in cash or by transfer to the Company of shares of common stock having a fair market value equal to the option exercise price, or by withholding from the shares that would otherwise be issued under an option, that number of shares having a fair market value equal to the option exercise price.

         There are fifty thousand (50,000) shares reserved for issuance under the Directors' Plan. There were twenty-three thousand (23,000) shares subject to outstanding options as of December 31, 1997 and twenty-two thousand (22,000) shares subject to outstanding options as of April 20, 1997. The reduction in outstanding options was due to the forfeiture of unvested options held by a departing director in January 1998. No options have been exercised under the Directors' Plan.

         Non-employee directors also receive $2,500 per quarter for serving on the Board of Directors.

INCENTIVE PLAN

         In May 1991 the Company adopted its 1991 Long Term Incentive Plan (as amended, the "Plan"). Pursuant to the Plan, the Compensation Committee of the Board (the "Committee") has the power to make grants or awards to persons who, in the judgment of the Committee, have contributed or will contribute, to the long-term success of the Company. The Board generally may amend, suspend or terminate the Plan in whole or in part. However, amendments which materially increase the benefits accruing to participants under the Plan, increase the number of shares of Common Stock reserved for purposes of the Plan or materially modify the requirements as to eligibility to participate in the Plan must also be approved by the Company's shareholders. Awards and grants under the Plan may be made in a variety of forms, including warrants to purchase common stock, stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("ISOs"), and restricted stock. Stock options may be accompanied by SARS, and restricted stock may be accompanied by grants of performance shares (contractual rights to compensation measured by increases in the value of the common stock payable in cash). The Committee in its discretion determines who receives grants or awards under the Plan, the number of warrants, options, ISOs, SARs, performance shares, and shares of restricted stock, the option price, and the duration of the awards. One Million (1,000,000) shares have been reserved for issuance under the Plan, including 426,150 shares subject to outstanding options under the Plan as of December 31, 1997. There have been 187,000 options exercised under the Plan as of December 31, 1997. The exercise prices of options awarded under the Plan were the fair market value of the underlying shares at the time of the award, as determined by the Compensation Committee of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Ribakove, Himick and Jacke are the members of the Compensation Committee. Each is a non-employee director of the Company. No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for any other entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the common stock as of April 20, 1998 (unless otherwise specified) for: (i) each person who is known by the Company to beneficially own more than 5% of the common stock, (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all the directors and executive officers as a group.

                                                                      NUMBER OF SHARES            PERCENT OF CLASS
NAME AND ADDRESS(1)                                                 BENEFICIALLY OWNED(2)          BENEFICIALLY
                                                                                                      OWNED
------------------------------------------------------              --------------------          ----------------

Herman Gross (3)......................................                   802,668                         6.6%
Lawrence C. Krampert..................................                     1,000                           *
Richard L. Higgins (4)................................                     8,333                           *
Carl R. Sahi (5)......................................                   603,500                         5.0%
Ronald A. Haverl (6)..................................                   196,903                         1.6%
Lucio Improta (7).....................................                    10,000                           *
Thomas K. Sutton (8)..................................                    10,000                           *
Richard D. Ribakove(9)................................                    40,730                           *
Stanley E. Jacke......................................                     3,000                           *
David Himick(10)......................................                   906,469                         7.5%
All directors and executive officers as a group (8)
  persons)(11)........................................                 1,583,032                        13.0%

------------------------------------
 * Less than 1% of the class.

(1) Unless otherwise indicated, the address of each named holder is c/o Bio-Plexus, Inc., 129 Reservoir Road, Vernon, Connecticut 06066.

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

(3) Information pursuant to Schedule 13D filed with the Securities and Commission on March 6, 1998. Mr. Gross' address is listed as 12 Jordan Drive, Great Neck, New York 11021.

(4) Includes 8,333 shares of Common Stock issuable upon the exercise of options owned by Mr. Higgins which are presently exercisable.

(5) Includes 50,000 shares of common stock held by E.B. Hanson, Inc., a company controlled by Mr. Sahi and 125,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Sahi which are presently exercisable.

(6) Includes 125,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Haverl which are presently exercisable.

(7) Includes 10,000 shares of Common Stock issuable upon the exercise of options owned by Mr. Improta which are presently exercisable.

(8) Includes 10,000 shares of Common Stock issuable upon the exercise of options held by Mr. Sutton which are presently exercisable.

(9) Includes 28,430 shares owned jointly by Mr. Ribakove and his wife in tenancy by the entirety. As to such shares, Mr. Ribakove and his wife share voting and investment power. Also includes 11,000 shares of Common Stock issuable upon the exercise of options owned by Mr. Ribakove, and 600 shares held in custodial accounts for the Ribakoves' minor children.

(10) Includes 21,000 shares owned jointly by Mr. Himick and his wife and as to which they share voting and investment power. Also includes 9,835 shares of Common Stock issuable upon the exercise of warrants held by Mr. Himick which are presently exercisable, 1,000 shares of Common Stock issuable upon the exercise of options owned by Mr. Himick which are presently exercisable and 10,000 shares of Common Stock held by the Himick Family Investment Club, an entity controlled by Mr. Himick.

(11) Includes 50,000 shares of common stock held by E.B. Hanson, Inc., a company controlled by Mr. Sahi, 10,000 shares held by the Himick Family Investment Club, an entity controlled by Mr. Himick and 175,168 shares of Common Stock issuable upon the exercise of options and warrants held by executive officers and directors which are presently exercisable, and 600 shares held in custodial accounts for the Ribakoves' minor children. Excludes 196,903 shares of common stock and presenting exercisable warrants held by Mr. Haverl who resigned as an officer of the Company on July 24, 1997, and as a director of the Company on December 22, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (c)      Exhibits

                  The table of exhibits is amended by the addition of Exhibit
                  10.17 and restated to read as follows:

 EXHIBIT
 NO.              DESCRIPTION                                                      METHOD OF FILING
-------------     ------------------------------------------------------           ------------------------------------------------

 1.1              Form of Underwriting Agreement between
                  Advest, Inc. and the Company..........................           Incorporated by reference to Exhibit 1.1
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
 1.2              Form of Advest, Inc. Warrant..........................           Incorporated by reference to Exhibit 1.2
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
 1.3              Form of Advest, Inc. Registration Rights
                  Agreement.............................................           Incorporated by reference to Exhibit 1.3
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
 1.4              Form of Underwriting Agreement among
                  Advest, Inc. as representative of the
                  several underwriters named therein and the
                  Company...............................................           Incorporated by reference to Exhibit 1.1
                                                                                   to the Registrant's Amendment No. 2 to the
                                                                                   registration statement on Form S-1 filed
                                                                                   on September 15, 1995 (File No. 33-95554).
 3.1              Certificate of Incorporation of the
                  Company, as amended...................................           Incorporated by reference to Exhibit 3.1
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended June 30,
                                                                                   1997 (File No. 0-24128).
 3.2              Bylaws of the Company, as amended.....................           Filed with this report.

 4.1              Loan Agreement, dated January 7, 1992,
                  between the Company and CII...........................           Incorporated by reference to Exhibit 4.1
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
 4.2              Loan Agreement dated July 27, 1993,
                  between the Company and the CDA.......................           Incorporated by reference to Exhibit 4.2
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
 4.3              Form of Unsecured Term Notes with
                  Detachable Warrants to Purchase Common
                  Stock.................................................           Incorporated by reference to Exhibit 10.4
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
 4.4              Loan Agreement, dated March 7, 1995,
                  between the Company and the CDA.......................           Incorporated by reference to Exhibit 4.4
                                                                                   to the Registrant's Annual Report on Form
                                                                                   10-K filed on March 30, 1995 (File No.
                                                                                   0-24128).
 4.4a             Letter agreement dated March 31, 1997
                  between the Company and CDA...........................           Incorporated by reference to Exhibit 4.4a
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended on March
                                                                                   31, 1997 (File No. 0-24128).
 4.5              Promissory Note, dated October 28, 1994,
                  between the Company and Victor and
                  Margaret DeMattia.....................................           Incorporated by reference to Exhibit 4.5
                                                                                   to the Registrant's Annual Report on Form
                                                                                   10-K filed on March 30, 1995 (File No.
                                                                                   0-24128).
 4.6              Offshore Convertible Securities
                  Subscription Agreement dated January 30,
                  1997 between the Company and Shepherd
                  Investments International Ltd., as amended
                  by Letter agreement dated March 25, 1997,
                  and as further amended by Letter agreement
                  dated April 16, 1997..................................           Incorporated by reference to Exhibit 4.6
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended on March
                                                                                   31, 1997 (File No. 0-24128).
 4.6a             Letter agreement between the Company and
                  Ronald A. Haverl and Carl R. Sahi
                  regarding voting of Class A Common
                  Stock.................................................           Incorporated by reference to Exhibit 4.6
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended on June
                                                                                   30, 1997 (File No. 0-24128).

10.1              Lease, dated March 7, 1989, between the
                  Company and T&S Limited Partnership, as
                  amended...............................................           Incorporated by reference to Exhibit 10.1
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
10.2              Royalty Agreement, dated November 6, 1989,
                  between the Company and CII, as amended...............           Incorporated by reference to Exhibit 10.2
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
10.3              Master Lease Agreement, dated April 30,
                  1993, between the Company and Aberlyn
                  Capital Management and its Affiliate,
                  Aberlyn...............................................           Incorporated by reference to Exhibit 10.3
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
10.4              Purchase and Sale Agreement, as amended,
                  for 129 Reservoir Road, Vernon,
                  Connecticut, dated October 28, 1994,
                  between the Company and Victor and
                  Margaret DeMattia.....................................           Incorporated by reference to Exhibit 10.4
                                                                                   to the Registrant's Annual Report on Form
                                                                                   10-K filed on March 30, 1995 (File No.
                                                                                   0-24128).
10.5              Lease, dated March 11, 1994, between the
                  Company and Thomas D. Buccino d/b/a The
                  Mill Works............................................           Incorporated by reference to Exhibit 10.5
                                                                                   to the Registrant's registration statement
                                                                                   on Form S-1 filed on April 1, 1994 (File
                                                                                   No. 33-77202).
10.6              Marketing and Distribution Agreement dated
                  March 16, 1995, between the Company and
                  Allegiance............................................           Incorporated by reference to Exhibit 10.6
                                                                                   to the Registrant's Amendment No. 2 to
                                                                                   Annual Report on Form 10-K filed on June
                                                                                   30, 1995 (File No. 0-24128).
10.7              1991 Long-Term Incentive Plan.........................           Incorporated by reference to Exhibit 10.7
                                                                                   to the Registrant's Amendment No. 2 to
                                                                                   Annual Report on Form 10-K filed on June
                                                                                   30, 1995 (File No. 0-24128).
10.8              Stock Warrant granted by the Company to
                  Ronald A. Haverl......................................           Incorporated by reference to Exhibit 10.8
                                                                                   to the Registrant's Amendment No. 2 to
                                                                                   Annual Report on Form 10-K filed on June
                                                                                   30, 1995 (File No. 0-24128).
10.9              Stock Warrant granted by the Company to
                  Carl R. Sahi..........................................           Incorporated by reference to Exhibit 10.9
                                                                                   to the Registrant's Amendment No. 2 to
                                                                                   Annual Report on Form 10-K filed on June
                                                                                   30, 1995 (File No. 0-24128).


10.10             Stock Warrant granted by the Company to
                  Ronald A. Haverl......................................           Incorporated by reference to Exhibit 10.10
                                                                                   to the Registrant's Amendment No. 2 to
                                                                                   Annual Report on Form 10-K filed on June
                                                                                   30, 1995 (File No. 0-24128).
10.11             Stock Warrant granted by the Company to
                  Carl R. Sahi..........................................           Incorporated by reference to Exhibit 10.11
                                                                                   to the Registrant's Amendment No. 2 to
                                                                                   Annual Report on Form 10-K filed on June
                                                                                   30, 1995 (File No. 0-24128).
10.12             Master Equipment Lease Agreement dated as
                  of March 8, 1995, between the Company and
                  Financing for Science International, Inc..............           Incorporated by reference to Exhibit 10.12
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended on June
                                                                                   30, 1995 (File No. 0-24128).
10.13             1995 Non-Employee Directors' Stock Option
                  Plan..................................................           Incorporated by reference to Exhibit 10.13
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended on June
                                                                                   30, 1995 (File No. 0-24118).
10.14             Note and Warrant Purchase Agreement, Form
                  of Private Placement Note, Security
                  Agreement, and Form of Warrant........................           Incorporated by reference to Exhibit 10.14
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended on June
                                                                                   30, 1995 (File No. 0-24128).
10.15             Letter Agreement with Aberlyn Capital
                  Management Limited Partnership........................           Incorporated by reference to Exhibit 10.15
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended on June
                                                                                   30, 1995 (File No. 0-24128).
10.16             Employment Agreement dated January 13,
                  1997 between the Company and Lucio
                  Improta...............................................           Incorporated by reference to Exhibit 10.15
                                                                                   to the Registrant's Quarterly Report on
                                                                                   Form 10-Q for the quarter ended on March
                                                                                   31, 1997 (File No. 0-24128).
10.17             Term Sheet dated August 1, 1997
                  describing arrangement between the Company
                  and Ronald Haverl.....................................           Filed with this amendment.

23                Consent of Mahoney, Sabol & Company,
                  LLP...................................................           Filed with this amendment.

23 a              Consent of Price Waterhouse LLP.......................           Filed with this amendment.

27                Financial Data Schedule...............................           Filed with this report.

10.10             Stock Warrant granted by the Company to


                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIO-PLEXUS, INC.
                                         (REGISTRANT)

                                         By: /s/ RICHARD L. HIGGINS
                                             ----------------------------
                                             Richard L. Higgins
                                             President, Chief Executive Officer
                                             and Director

Dated: April 30, 1998

                                                   EXHIBIT INDEX


 EXHIBIT
 NO.              DESCRIPTION                                                  METHOD OF FILING
--------          ------------------------------------------------------       ----------------------------------------------------

 1.1              Form of Underwriting Agreement between
                  Advest, Inc. and the Company .........................       Incorporated by reference to Exhibit 1.1
                                                                               to the Registrant's registration statement
                                                                               on Form S-1 filed on April 1, 1994 (File
                                                                               No. 33-77202).
 1.2              Form of Advest, Inc. Warrant .........................       Incorporated by reference to Exhibit 1.2
                                                                               to the Registrant's registration statement
                                                                               on Form S-1 filed on April 1, 1994 (File
                                                                               No. 33-77202).
 1.3              Form of Advest, Inc. Registration Rights
                  Agreement ............................................       Incorporated by reference to Exhibit 1.3
                                                                               to the Registrant's registration statement
                                                                               on Form S-1 filed on April 1, 1994 (File
                                                                               No. 33-77202).
 1.4              Form of Underwriting Agreement among
                  Advest, Inc. as representative of the
                  several underwriters named therein and the
                  Company ..............................................       Incorporated by reference to Exhibit 1.1
                                                                               to the Registrant's Amendment No. 2 to the
                                                                               registration statement on Form S-1 filed
                                                                               on September 15, 1995 (File No. 33-95554).
 3.1              Certificate of Incorporation of the
                  Company, as amended ..................................       Incorporated by reference to Exhibit 3.1
                                                                               to the Registrant's Quarterly Report on
                                                                               Form 10-Q for the quarter ended June 30,
                                                                               1997 (File No. 0-24128).
 3.2              Bylaws of the Company, as amended.....................       Filed with this report.

 4.1              Loan Agreement, dated January 7, 1992,
                  between the Company and CII...........................       Incorporated by reference to Exhibit 4.1
                                                                               to the Registrant's registration statement
                                                                               on Form S-1 filed on April 1, 1994 (File
                                                                               No. 33-77202).
 4.2              Loan Agreement dated July 27, 1993,
                  between the Company and the CDA.......................       Incorporated by reference to Exhibit 4.2
                                                                               to the Registrant's registration statement
                                                                               on Form S-1 filed on April 1, 1994 (File
                                                                               No. 33-77202).
 4.3              Form of Unsecured Term Notes with
                  Detachable Warrants to Purchase Common
                  Stock.................................................       Incorporated by reference to Exhibit 10.4
                                                                               to the Registrant's registration statement
                                                                               on Form S-1 filed on April 1, 1994 (File

                                                                                No. 33-77202).

 4.4              Loan Agreement, dated March 7, 1995,
                  between the Company and the CDA......................         Incorporated by reference to Exhibit 4.4
                                                                                to the Registrant's Annual Report on Form
                                                                                10-K filed on March 30, 1995 (File No.
                                                                                0-24128).
 4.4a             Letter agreement dated March 31, 1997
                  between the Company and CDA..........................         Incorporated by reference to Exhibit 4.4a
                                                                                to the Registrant's Quarterly Report on
                                                                                Form 10-Q for the quarter ended on March
                                                                                31, 1997 (File No. 0-24128).
 4.5              Promissory Note, dated October 28, 1994,
                  between the Company and Victor and
                  Margaret DeMattia....................................         Incorporated by reference to Exhibit 4.5
                                                                                to the Registrant's Annual Report on Form
                                                                                10-K filed on March 30, 1995 (File No.
                                                                                0-24128).
 4.6              Offshore Convertible Securities
                  Subscription Agreement dated January 30,
                  1997 between the Company and Shepherd
                  Investments International Ltd., as amended
                  by Letter agreement dated March 25, 1997,
                  and as further amended by Letter agreement
                  dated April 16, 1997.................................         Incorporated by reference to Exhibit 4.6
                                                                                to the Registrant's Quarterly Report on
                                                                                Form 10-Q for the quarter ended on March
                                                                                31, 1997 (File No. 0-24128).
 4.6a             Letter agreement between the Company and
                  Ronald A. Haverl and Carl R. Sahi
                  regarding voting of Class A Common
                  Stock................................................         Incorporated by reference to Exhibit 4.6
                                                                                to the Registrant's Quarterly Report on
                                                                                Form 10-Q for the quarter ended on June
                                                                                30, 1997 (File No. 0-24128).
10.1              Lease, dated March 7, 1989, between the
                  Company and T&S Limited Partnership, as
                  amended..............................................         Incorporated by reference to Exhibit 10.1
                                                                                to the Registrant's registration statement
                                                                                on Form S-1 filed on April 1, 1994 (File
                                                                                No. 33-77202).
10.2              Royalty Agreement, dated November 6, 1989,
                  between the Company and CII, as amended... ..........         Incorporated by reference to Exhibit 10.2
                                                                                to the Registrant's registration statement
                                                                                on Form S-1 filed on April 1, 1994 (File
                                                                                No. 33-77202).
10.3              Master Lease Agreement, dated April 30,
                  1993, between the Company and Aberlyn
                  Capital Management and its Affiliate,
                  Aberlyn..............................................         Incorporated by reference to Exhibit 10.3
                                                                                to the Registrant's registration statement
                                                                                on Form S-1 filed on April 1, 1994 (File

                                                                               No. 33-77202).

10.4              Purchase and Sale Agreement, as amended,
                  for 129 Reservoir Road, Vernon,
                  Connecticut, dated October 28, 1994,
                  between the Company and Victor and
                  Margaret DeMattia....................................        Incorporated by reference to Exhibit 10.4
                                                                               to the Registrant's Annual Report on Form
                                                                               10-K filed on March 30, 1995 (File No.
                                                                               0-24128).
10.5              Lease, dated March 11, 1994, between the
                  Company and Thomas D. Buccino d/b/a The
                  Mill Works...........................................        Incorporated by reference to Exhibit 10.5
                                                                               to the Registrant's registration statement
                                                                               on Form S-1 filed on April 1, 1994 (File
                                                                               No. 33-77202).
10.6              Marketing and Distribution Agreement dated
                  March 16, 1995, between the Company and
                  Allegiance...........................................        Incorporated by reference to Exhibit 10.6
                                                                               to the Registrant's Amendment No. 2 to
                                                                               Annual Report on Form 10-K filed on June
                                                                               30, 1995 (File No. 0-24128).

10.7              1991 Long-Term Incentive Plan........................        Incorporated by reference to Exhibit 10.7
                                                                               to the Registrant's Amendment No. 2 to
                                                                               Annual Report on Form 10-K filed on June
                                                                               30, 1995 (File No. 0-24128).
10.8              Stock Warrant granted by the Company to
                  Ronald A. Haverl.....................................        Incorporated by reference to Exhibit 10.8
                                                                               to the Registrant's Amendment No. 2 to
                                                                               Annual Report on Form 10-K filed on June
                                                                               30, 1995 (File No. 0-24128).
10.9              Stock Warrant granted by the Company to
                  Carl R. Sahi.........................................        Incorporated by reference to Exhibit 10.9
                                                                               to the Registrant's Amendment No. 2 to
                                                                               Annual Report on Form 10-K filed on June
                                                                               30, 1995 (File No. 0-24128).
10.10             Stock Warrant granted by the Company to
                  Ronald A. Haverl.....................................        Incorporated by reference to Exhibit 10.10
                                                                               to the Registrant's Amendment No. 2 to
                                                                               Annual Report on Form 10-K filed on June
                                                                               30, 1995 (File No. 0-24128).
10.11             Stock Warrant granted by the Company to
                  Carl R. Sahi.........................................        Incorporated by reference to Exhibit 10.11
                                                                               to the Registrant's Amendment No. 2 to
                                                                               Annual Report on Form 10-K filed on June
                                                                               30, 1995 (File No. 0-24128).
10.12             Master Equipment Lease Agreement dated as
                  of March 8, 1995, between the Company and
                  Financing for Science International, Inc....... .....        Incorporated by reference to Exhibit 10.12
                                                                               to the Registrant's Quarterly Report on
                                                                               Form 10-Q for the quarter ended on June
                                                                               30, 1995 (File No. 0-24128).

10.13             1995 Non-Employee Directors' Stock Option
                  Plan.................................................        Incorporated by reference to Exhibit 10.13
                                                                               to the Registrant's Quarterly Report on
                                                                               Form 10-Q for the quarter ended on June
                                                                               30, 1995 (File No. 0-24118).
10.14             Note and Warrant Purchase Agreement, Form
                  of Private Placement Note, Security
                  Agreement, and Form of Warrant.......................        Incorporated by reference to Exhibit 10.14
                                                                               to the Registrant's Quarterly Report on
                                                                               Form 10-Q for the quarter ended on June
                                                                               30, 1995 (File No. 0-24128).
10.15             Letter Agreement with Aberlyn Capital
                  Management Limited Partnership.......................        Incorporated by reference to Exhibit 10.15
                                                                               to the Registrant's Quarterly Report on
                                                                               Form 10-Q for the quarter ended on June
                                                                               30, 1995 (File No. 0-24128).
10.16             Employment Agreement dated January 13,
                  1997 between the Company and Lucio
                  Improta..............................................        Incorporated by reference to Exhibit 10.15
                                                                               to the Registrant's Quarterly Report on
                                                                               Form 10-Q for the quarter ended on March
                                                                               31, 1997 (File No. 0-24128).
10.17             Term Sheet dated August 1, 1997
                  describing arrangement between the Company
                  and Ronald Haverl....................................        Filed with this amendment.

23                Consent of Mahoney, Sabol & Company,
                  LLP..................................................        Filed with this amendment.

23 a              Consent of Price Waterhouse LLP.............. .......        Filed with this amendment.

27                Financial Data Schedule..............................        Filed with this report.