Form 10-Q
period 1998-03-31
BIO PLEXUS INC
filed 1998-05-14
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark
 One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998


                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 0-24128

                                BIO-PLEXUS, INC.
                                ----------------
             (Exact name of Registrant as specified in its Charter)

           Connecticut                                06-1211921
           -----------                                ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                   129 Reservoir Road, Vernon Connecticut 06066
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (860) 870-6112
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
      Class of Common Stock                       as of May 6, 1998
      ---------------------                       -----------------
      Class A Common Stock, no par value                    20,000
      Common Stock, no par value                        12,154,787

Index


                                BIO-PLEXUS, INC.

                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I.           FINANCIAL INFORMATION                                          PAGE
    Item 1.       Financial Statements

                  Condensed Balance Sheets at March 31, 1998 and
                  December 31, 1997                                               1

                  Condensed Statements of Operations for the three months
                  ended March 31, 1998 and 1997                                   2

                  Condensed Statements of Cash Flows for the three months
                  ended March 31, 1998 and 1997                                   3

                  Notes to Condensed Financial Statements                         4

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             5

PART II.          OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                                        9

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS

                                                                         MARCH 31,               DECEMBER 31,
                                                                           1998                     1997
                                                                        (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                          $    260,000             $  1,502,000
    Accounts receivable                                                     642,000                  395,000
    Inventories:
      Raw materials                                                       1,007,000                  985,000
      Work-in-process                                                       214,000                  316,000
      Finished goods                                                        287,000                  297,000
                                                                       ------------             ------------
                                                                          1,508,000                1,598,000
                                                                       ------------             ------------
    Notes receivable                                                         20,000                  152,000
    Other current assets                                                    155,000                  168,000
                                                                       ------------             ------------
      Total current assets                                                2,585,000                3,815,000
                                                                       ------------             ------------

Fixed assets, net                                                         6,972,000                7,396,000

Deferred debt financing expenses                                             52,000                   73,000
Patents, net of amortization                                                203,000                  152,000
Other assets                                                                252,000                  252,000
                                                                       ------------             ------------
                                                                       $ 10,064,000             $ 11,688,000
                                                                       ============             ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  $  2,142,000             $  2,219,000
    Accounts payable and accrued expenses                                   934,000                  619,000
    Accrued interest payable                                                 40,000                   26,000
    Accrued vacation                                                        233,000                  248,000
    Other accrued employee costs                                             77,000                  204,000
    Deferred revenue (Note 3)                                               631,000                  841,000
                                                                       ------------             ------------
      Total current liabilities                                           4,057,000                4,157,000
                                                                       ------------             ------------

Other long-term debt, net                                                 2,862,000                3,204,000
Redeemable Class A common stock                                              20,000                   20,000
Redeemable common stock warrants                                            149,000                  149,000
Commitments and contingencies (Note 4)                                           --                       --

Shareholders' equity:
   Convertible preferred stock, no par value, 3,000,000
    authorized, no shares issued and outstanding                                 --                       --
   Common stock, no par value, 15,000,000 authorized,
    12,154,787 and 12,137,787 shares issued and outstanding              64,093,000               64,070,000
   Accumulated deficit                                                  (61,117,000)             (59,912,000)
                                                                       ------------             ------------
      Total shareholders' equity                                          2,976,000                4,158,000
                                                                       ------------             ------------
                                                                       $ 10,064,000             $ 11,688,000
                                                                       ============             ============


             The accompanying notes are an integral part of these
                        condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                 THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     1998             1997
                                                 ------------      -----------
Revenue:
 Product                                         $ 1,065,000       $ 1,112,000
 Services                                            477,000                --
 Licensing fees (Note 3)                                  --         1,500,000
                                                 -----------       -----------
    Total revenue                                  1,542,000         2,612,000
                                                 -----------       -----------
Costs and expenses:
 Research and development                        $   108,000       $   425,000
 Other operating and engineering costs             1,348,000         1,610,000
 Selling, general and administrative               1,132,000         1,876,000
                                                 -----------       -----------
    Total operating costs and expenses             2,588,000         3,911,000
                                                 -----------       -----------
Financing expenses:
 CII debt:
  Interest expense                               $        --       $     1,000
  Amortization of deferred debt financing             20,000            33,000
 Other financing expenses                            179,000         1,126,000
 Less: Interest income                               (40,000)          (52,000)
                                                 -----------       -----------
    Total financing expenses                         159,000         1,108,000
                                                 -----------       -----------

Net loss                                         $(1,205,000)      $(2,407,000)
                                                 -----------       -----------

Net loss (basic and diluted) per common share    $     (0.10)      $     (0.33)
                                                 ===========       ===========

Weighted average common shares
 outstanding (Note 2)                             12,145,954         7,371,577
                                                 ===========       ===========

             The accompanying notes are an integral part of these
                       condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                             1998               1997
                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(1,205,000)       $(2,407,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
    Depreciation and amortization                                             298,000            353,000
    Inducement expense on conversion                                               --            640,000
    Writedown of equipment to net realizable value                            113,000                 --
    Amortization of deferred debt financing
     expenses                                                                  20,000             33,000
    Amortization of debt discount                                              15,000             76,000
    Decrease (increase) in assets:
     Accounts receivable                                                     (247,000)          (241,000)
     Inventories                                                               90,000            (52,000)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                    315,000           (418,000)
     Accrued interest payable                                                  14,000            132,000
     Accrued vacation and other employee costs                               (142,000)           (91,000)
    (Decrease) increase in deferred revenue (Note 3)                         (210,000)         1,400,000
    Other                                                                     145,000             11,000
                                                                          -----------        -----------
      Net cash used in operating activities                                  (794,000)          (564,000)
                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets                                    (93,000)          (191,000)
Cost of patents                                                               (53,000)           (29,000)
                                                                          -----------        -----------
      Net cash used in investing activities                                  (146,000)          (220,000)
                                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants                                    --            250,000
Proceeds from exercise of common stock options                                 23,000             50,000
Proceeds from long-term debt                                                       --          4,700,000
Proceeds from sale and leaseback                                              109,000                 --
Repayments of long-term debt                                                 (434,000)          (528,000)
                                                                          -----------        -----------
      Net cash provided by (used in)  financing activities                   (302,000)         4,472,000
                                                                          -----------        -----------

      Net (decrease)  increase in cash and cash
       equivalents                                                         (1,242,000)         3,688,000
      Cash and cash equivalents, beginning of
       period                                                               1,502,000          1,322,000
                                                                          -----------        -----------
      Cash and cash equivalents, end of period                            $   260,000        $ 5,010,000
                                                                          ===========        ===========

Supplemental cash flow disclosures:
    Cash payments of interest                                             $   151,000        $   274,000
    Surrender of debt upon warrant exercise                                        --          3,353,000


             The accompanying notes are an integral part of these
                        condensed financial statements.

Notes

                                BIO-PLEXUS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The interim condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented have been included. The results of operations for the interim period is not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the 1997 Annual report to Shareholders of Bio-Plexus, Inc.

NOTE 2 -- LOSS PER SHARE

     Net loss per common share is determined based on the weighted average number of common shares outstanding during the period. In determining weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive.

     In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company adopted SFAS 128 for the periods presented. In determining net loss per common share, common stock equivalents are excluded from the computation as their effect is anti-dilutive.

NOTE 3 -- LICENSING AGREEMENTS

     On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. would develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which would be used by JJMI, under an exclusive worldwide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of the manufacturing equipment and tooling. JJMI agreed to acquire initial production equipment and tooling which will be completed in 1998. During the first quarter of 1997, $1,500,000 in licensing fee revenue was recognized and at March 31, 1998, $210,000 in development funding was recognized. The remaining balance of $631,000 has been deferred and will be recognized over the remaining term of the development project in 1998.

Notes

On April 9, 1998, the Company amended the original development and license agreement and canceled its supply agreement with JJMI. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJMI, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon completion of certain milestones. The revised agreement also provides for an additional $300,000 payable to the Company for initial capital equipment purchases during 1998.

NOTE 4 -- COMMITMENTS

        As of March 31, 1998, the Company had capital expenditure purchase commitments outstanding of approximately $819,000, primarily to be financed through the JJMI Development contract (See Note 3).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements included in this Management's Discussion and Analysis of the Results of Operations and Financial Condition which are not historical facts may be deemed to contain forward looking statements with respect to events, the occurrence of which, involve risks and uncertainties, including, without limitation, the Company's expectation regarding gross profit and operating income which could differ materially from actual operating results in future periods.

OVERVIEW

        Since its inception in September 1987 through March 31, 1998, Bio-Plexus incurred cumulative ongoing losses totaling $61,117,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for

Notes

manufacturing the blood collection safety needle as well as the design and development of new products.

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

        In January 1997, the Company entered into a Development and License Agreement and a Supply Agreement with JJMI. Pursuant to the original agreements, Bio-Plexus would develop and manufacture safety needle assemblies for JJMI, to become part of a new safety I.V. catheter to be manufactured and sold by JJMI, utilizing the Company's patented self-blunting needle design.

        In April 1998, the Company amended the original development and license agreement and canceled its supply agreement with JJMI. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJMI, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The revised agreement also provides for an additional $300,000 payable to the Company for initial capital equipment purchases during 1998.

        The Company believes that similar arrangements may be possible with one or more of the major health care companies for its blood collection needle line, the winged intravenous set and other products, and intends to continue to pursue this strategy during 1998. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.

        Effective January 6, 1998, the Company accepted the retirement of Lawrence C. Krampert as Chief Executive Officer and President and appointed him to Chairman of the Board. Richard L. Higgins was appointed to the position of Chief Executive Officer and President and a member of the Board of Directors effective January 6, 1998.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        The Company had revenues from product sales of $1,065,000 for the three months ended March 31, 1998 compared to $1,112,000 for the same period a year ago. The decrease was attributable to a reduction in the use of distributors in Europe based on a number of factors, including their ability to meet sales quotas, pricing considerations and other factors.

        The Company had revenues from services of $477,000 resulting from progress payments by JJMI on the capital equipment project for the I.V. catheter.

Notes

     Research and development expenses were $108,000 for the three months ended March 31, 1998, compared to $425,000 for the same period a year ago. The decrease in these costs in 1998 resulted primarily from the recognition of $210,000 of deferred revenue related to the development of the I.V. catheter for JJMI.

     Other operating and engineering costs were $1,348,000 for the three months ended March 31, 1998 compared to $1,610,000 for the same period a year ago. The decrease is primarily attributable to the Company's efficiency in lowering manufacturing costs associated with the blood collection line and its other products.

     Selling, general and administrative expenses were $1,132,000 for the three months ended March 31, 1998 compared to $1,876,000 for the same period a year ago. The decrease is primarily attributable to the Company's reduction in its direct sales force during the second quarter of 1997, as well as other administrative cost reductions recognized during the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, research and development activities surrounding the Punctur-Guard(R) blood collection needle and production processes, its need for additional capital expenditures on molds and production equipment, and its efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through March 31, 1998, the Company has received net proceeds of approximately $29,209,000 through borrowings and the sale of debt securities and $47,946,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $16,180,000 was received through the private placement of equity securities.

     The Company's primary cash requirement for 1998 will be for working capital to sustain ongoing operations for the blood collection needle program, debt service, and to a lesser extent further research and development on its winged intravenous set, I.V. catheter, and other new products. The Company is considering the development of a strategic partnership with one or more major companies to assist with the development and expansion of its product line, in addition to the agreement it already has in place with JJMI on the I.V. catheter. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as it determines that additional strategic partnerships are feasible. On April 9, 1998, the Company amended its existing development and license agreement and canceled its supply agreement with JJMI. As part of the amendment, the Company will receive a payment of $3,500,000 with an additional $500,000 payable upon the completion of certain milestones in exchange for the transfer of manufacturing of the safety needle assemblies to JJMI and certain other changes in the licensing and royalty agreements. The Company believes that these proceeds and other anticipated sources of funds, together with funds generated from sales of its products, will be sufficient to fund its cash requirements for 1998. These estimated cash requirements do not include significant expenditures in new product areas and amounts needed could vary based on the actual growth of sales and other factors. In addition to considering strategic partnerships, the company is reviewing alternative financing strategies to raise additional funds

Notes

in 1998, and is also reviewing opportunities to further reduce operation costs and other expenses. Failure to raise needed capital would have an adverse effect on the Company's operations, development plans and cash flows.

        To date the Company has not been adversely impacted by inflation.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K

             A report on Form 8-K was filed January 5, 1998, reporting a change in registrant's certifying accountants.

        (b)  Exhibits

        Exhibit
          No.           Description                     Method of Filing
        -------         -----------                     ----------------
          27            Financial Data Schedule         Filed with this Report.

Notes

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Bio-Plexus, Inc.
                                        ----------------
                                          (Registrant)


      May 14, 1998                      /s/ Richard L. Higgins
------------------------                -----------------------------------
        (Date)                          Richard L. Higgins
                                        President and Chief Executive Officer


      May 14, 1998                      /s/ Kimberley A. Cady
------------------------                -----------------------------------
        (Date)                          Kimberley A. Cady
                                        Vice President of Finance and Chief
                                        Financial Officer