Form 10-Q
period 1998-06-30
BIO PLEXUS INC
filed 1998-08-13
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
Mark
 One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1998
                                   ---------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Shares Outstanding
         Class of Common Stock                                  as of August 11, 1998
         ---------------------                                  ---------------------
         Common Stock, no par value                                  12,154,787

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                PAGE

PART I.                    FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Balance Sheets at  June 30, 1998 and
                           December 31, 1997                                                      1

                           Condensed Statements of Operations for the three months
                           ended June 30, 1998 and 1997                                           2

                           Condensed Statements of Operations for the six months
                           ended June 30, 1998 and 1997                                           3

                           Condensed Statements of Cash Flows for the six months
                           ended June 30, 1998 and 1997                                           4

                           Notes to Condensed Financial Statements                                5

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    6


PART II.                   OTHER INFORMATION

         Item 5.           Other Information                                                     10

         Item 6.           Exhibits and Reports on Form 8-K                                      10

SIGNATURES                                                                                       11

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                     JUNE 30,          DECEMBER 31,
                                                                       1998               1997
                                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                     $  1,943,000        $  1,502,000
     Accounts receivable                                                593,000             395,000
     Inventories:
         Raw materials                                                1,010,000             985,000
         Work-in-process                                                244,000             316,000
         Finished goods                                                 550,000             297,000
                                                                   ------------        ------------
                                                                      1,804,000           1,598,000
                                                                   ------------        ------------
     Notes receivable                                                     5,000             152,000
                                                                   ------------        ------------
     Other current assets                                               137,000             168,000
                                                                   ------------        ------------
         Total current assets                                         4,482,000           3,815,000
                                                                   ------------        ------------

Fixed assets, net                                                     7,073,000           7,396,000

Deferred debt financing expenses                                         47,000              73,000
Patents, net of amortization                                            248,000             152,000
Other assets                                                            252,000             252,000
                                                                   ------------        ------------
                                                                   $ 12,102,000        $ 11,688,000
                                                                   ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                             $  2,017,000        $  2,219,000
     Accounts payable and accrued expenses                            1,044,000             619,000
     Accrued interest payable                                            26,000              26,000
     Accrued vacation                                                   233,000             248,000
     Other accrued employee costs                                       157,000             204,000
     Deferred revenue (Note 3)                                        3,046,000             841,000
                                                                   ------------        ------------
         Total current liabilities                                    6,523,000           4,157,000
                                                                   ------------        ------------

Other long-term debt, net                                             2,597,000           3,204,000
Redeemable Class A common stock                                              --              20,000
Redeemable common stock warrants                                        149,000             149,000
Commitments and contingencies (Note 5)                                       --                  --

Shareholders' equity:
     Convertible preferred stock, no par value, 3,000,000
     authorized, no shares issued and outstanding                            --                  --
     Common stock, no par value, 15,000,000 authorized,
     12,154,787 and 12,137,787 shares issued and outstanding         64,093,000          64,070,000
     Accumulated deficit                                            (61,260,000)        (59,912,000)
                                                                   ------------        ------------
         Total shareholders' equity                                   2,833,000           4,158,000
                                                                   ------------        ------------
                                                                   $ 12,102,000        $ 11,688,000
                                                                   ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                       THREE MONTHS ENDED JUNE 30,
                                                    --------------------------------

                                                        1998                1997
                                                    ------------        ------------
Revenue:
  Product                                           $  1,085,000        $    954,000
  Services                                             1,254,000                  --
                                                    ------------        ------------
       Total revenue                                   2,339,000             954,000
                                                    ------------        ------------

Costs and expenses:
  Research and development                          $    112,000        $    234,000
  Other operating and engineering costs                1,139,000           1,618,000
  Selling, general and administrative                  1,088,000           1,668,000
                                                    ------------        ------------
       Total operating costs and expenses              2,339,000           3,520,000
                                                    ------------        ------------

Financing expenses:
  Amortization of deferred debt financing                 20,000             146,000
  Other financing expenses                               163,000             984,000
  Less:  Interest income                                 (40,000)            (38,000)
                                                    ------------        ------------
       Total financing expenses                          143,000           1,092,000
                                                    ------------        ------------

Net loss                                            $   (143,000)       $ (3,658,000)
                                                    ------------        ------------


Net loss (basic and diluted) per common share       $      (0.01)       $      (0.46)
                                                    ============        ============


Weighted average common shares
  outstanding (Note 2)                                12,154,787           7,897,390
                                                    ============        ============



The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                       SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------

                                                        1998                1997
                                                    ------------        ------------
Revenue:
  Product                                           $  2,150,000        $  2,066,000
  Services                                             1,731,000                  --
  Licensing fees (Note 3)                                     --           1,500,000
                                                    ------------        ------------
       Total revenue                                   3,881,000           3,566,000
                                                    ------------        ------------

Costs and expenses:
  Research and development                          $    219,000        $    658,000
  Other operating and engineering costs                2,487,000           3,228,000
  Selling, general and administrative                  2,220,000           3,545,000
                                                    ------------        ------------
       Total operating costs and expenses              4,926,000           7,431,000
                                                    ------------        ------------

Financing expenses:
  Amortization of deferred debt financing                 41,000             179,000
  Other financing expenses                               342,000           3,061,000
  Less:  Interest income                                 (80,000)            (90,000)
                                                    ------------        ------------
       Total financing expenses                          303,000           3,150,000
                                                    ------------        ------------

Net loss                                            $ (1,348,000)       $ (7,015,000)
                                                    ------------        ------------


Net loss (basic and diluted) per common share       $      (0.11)       $      (0.92)
                                                    ============        ============


Weighted average common shares
  outstanding (Note 2)                                12,150,395           7,635,935
                                                    ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                        1998               1997
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(1,348,000)       $(7,015,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
     Depreciation and amortization                                      565,000            702,000
     Inducement expense on conversion                                        --            640,000
     Writedown of equipment to net realizable value                     113,000                 --
     Amortization of deferred debt financing expenses                    41,000            179,000
     Amortization of debt discount                                       30,000          1,761,000
     Decrease (increase) in assets:
       Accounts receivable                                             (198,000)          (264,000)
       Inventories                                                     (206,000)            44,000
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                            425,000           (551,000)
       Accrued interest payable                                              --             33,000
       Accrued vacation and other employee costs                        (62,000)           (16,000)
     (Decrease) increase in deferred revenue (Note 3)                 2,205,000          1,243,000
     Other                                                              183,000             19,000
                                                                    -----------        -----------
         Net cash provided by (used in) operating activities          1,748,000         (3,225,000)
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets                             (479,000)          (466,000)
Cost of patents                                                        (102,000)           (52,000)
                                                                    -----------        -----------
         Net cash used in investing activities                         (581,000)          (518,000)
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants                              --            250,000
Proceeds from exercise of common stock options                           23,000             50,000
Redemption of common stock                                              (20,000)                --
Proceeds from long-term debt                                                 --          4,700,000
Proceeds from sale and leaseback                                        109,000            302,000
Repayments of long-term debt                                           (838,000)        (1,994,000)
                                                                    -----------        -----------
         Net cash provided by (used in)  financing activities          (726,000)         3,308,000
                                                                    -----------        -----------

         Net (decrease)  increase in cash and cash equivalents          441,000           (435,000)
         Cash and cash equivalents, beginning of period               1,502,000          1,322,000
                                                                    -----------        -----------
         Cash and cash equivalents, end of period                   $ 1,943,000        $   887,000
                                                                    ===========        ===========

Supplemental cash flow disclosures:
     Cash payments of interest                                      $   313,000        $   539,000
     Cash payments of income taxes                                        3,000                 --
     Surrender of debt upon warrant exercise                                 --          4,753,000

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

NOTE 3 - LICENSING AGREEMENTS

         On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. would develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which would be used by JJMI, under an exclusive worldwide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of the manufacturing equipment and tooling. JJMI agreed to acquire initial production equipment and tooling which is expected to be completed in 1998. During the first quarter of 1997, $1,500,000 in licensing fee revenue was recognized and at June 30, 1998, $421,000 in development funding was recognized. The remaining balance of $421,000 has been deferred and will be recognized over the remaining term of the development project in 1998.

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

NOTE 4 - OTHER SIGNIFICANT CAPITAL TRANSACTIONS

         During 1992, 10,000 shares each of Class A common stock was awarded to two principal officers of the Company, entitling them to 500 votes for each share of Class A common stock held on any matter submitted to the shareholders of the Company for action. The Class A common stock was mandatorily redeemable by the Company on January 1, 1998. Such redemption occurred on January 1, 1998, and cash payments in the amounts of $10,000 were made to each of the two individuals during the second quarter of 1998.

NOTE 5 - COMMITMENTS

         As of June 30, 1998, the Company had capital expenditure purchase commitments outstanding of approximately $1,061,000, primarily to be financed through the JJMI development and license agreement (See Note 3).


NOTE 6 - SUBSEQUENT EVENTS

         On July 20, 1998, at the Annual Meeting of Shareholders, the Company increased the authorized number of common shares from 15,000,000 to 18,000,000. Additionally, the Company amended its Certification of Incorporation to include the elimination of the Class A common stock and the elimination of the Series A preferred stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussions set forth in this Management's Discussion and Analysis of the Results of Operations and Financial Condition and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of such forward-looking terminology as "believes," "expects," "may," "will," "should," or "anticipates" or negative thereof or other derivations thereon or comparable terminology, or discussions of strategy that involves risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the Company's expectation regarding gross profit and operating income, general economic conditions and growth in the safety medical products industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, ability to obtain financing, and other risk factors and uncertainties detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

         Since its inception in September 1987 through June 30, 1998, Bio-Plexus incurred cumulative ongoing losses totaling $61,260,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products.

          With the addition of the blood collection needle assembly and packaging system in 1996, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for 1998. The Company will continue to review its cost of operations during 1998. In order to achieve profitability, further reductions in manufacturing costs and increases in sales are necessary.

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

THE YEAR 2000 ISSUE

         The "Year 2000 Issue" is the result of computer systems recognizing two digits rather than four to define the applicable year. Any of the company's computer applications, computer hardware, or other systems that have date-sensitive capabilities may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is in the process of addressing the Year 2000 Issue, but has not yet completed its assessment. The Company plans to work with specialists as needed to reprogram its current software and/or correct any hardware issues related to any of its systems in order to become fully compliant. At the present time, no determination has been made as to whether the Company has material Year 2000 Issues, and no estimate has been made as to the costs to remediate such issues.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         The Company had revenues from product sales of $1,085,000 for the three months ended June 30, 1998 compared to $954,000 for the same period a year ago. The increase was attributable to the expansion of its domestic account base and better pricing on its products.

         The Company had revenues from services of $1,254,000 for the three months ended June 30, 1998 resulting from progress payments by JJMI on the capital equipment project for the I.V. catheter.

         Research and development expenses were $112,000 for the three months ended June 30, 1998, compared to $234,000 for the same period a year ago. The decrease in these costs in 1998 resulted primarily from the recognition of $210,000 of deferred revenue related to the development of the I.V. catheter for JJMI and lower research and development costs related to the winged intravenous set, partially offset by increases in research and development costs related to the I.V. catheter project.

         Other operating and engineering costs were $1,139,000 for the three months ended June 30, 1998 compared to $1,618,000 for the same period a year ago. The decrease is primarily attributable to the Company's efficiency in lowering manufacturing costs associated with the blood collection line and its other products, and lower depreciation associated with manufacturing machinery and equipment.

         Selling, general and administrative expenses were $1,088,000 for the three months ended June 30, 1998 compared to $1,668,000 for the same period a year ago. The decrease is primarily attributable to the Company's further reductions in its direct sales force during 1998, as well as other administrative cost reductions recognized during the third quarter of 1997.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The Company had revenues from product sales of $2,150,000 for the six months ended June 30, 1998 compared to $2,066,000 for the same period a year ago. The increase was attributable to equipment sales to JJMI on the I.V. catheter project, partially offset by a reduction in the use of distributors in Europe based on a number of factors including pricing considerations and their ability to meet sales quotas.

         The Company had revenues from services of $1,731,000 for the six months ended June 30, 1998 resulting from progress payments by JJMI on the capital equipment project and the recognition of deferred revenue for the I.V. catheter.

         Research and development expenses were $219,000 for the six months ended June 30, 1998, compared to $658,000 for the same period a year ago. The decrease in these costs in 1998 resulted primarily from the recognition of $421,000 of deferred revenue related to the development of the I.V.
catheter for JJMI.

         Other operating and engineering costs were $2,487,000 for the six months ended June 30, 1998 compared to $3,228,000 for the same period a year ago. The decrease is primarily attributable to the Company's efficiency in lowering manufacturing costs associated with the blood collection line and its other products.

         Selling, general and administrative expenses were $2,220,000 for the six months ended June 30, 1998 compared to $3,545,000 for the same period a year ago. The decrease is primarily attributable to the Company's reduction in its direct sales force during the second quarter of 1997, as well as other administrative cost reductions recognized during the third quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, research and development activities surrounding the Punctur-Guard(R) blood collection needle and production processes, its need for additional capital expenditures on molds and production equipment, and its efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through June 30, 1998, the Company has received net proceeds of approximately $29,209,000 through borrowings and the sale of debt securities and $47,946,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $16,180,000 was received through the private placement of equity securities.

         The Company's primary cash requirement for the remainder of 1998 will be for working capital to sustain ongoing operations including debt service, and, to a lesser extent, further research and development on its winged intravenous set, I.V. catheter, and other new products. The Company is considering the development of a strategic partnership with one or more major companies to assist with the development and expansion of its product line, in addition to the agreement it already has in place with JJMI on the I.V. catheter. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as it determines that additional strategic partnerships are feasible. On April 9, 1998, the Company amended its existing development and license agreement and canceled its supply agreement with JJMI. As part of the amendment, the Company will receive a payment of $3,500,000 with an additional $500,000 payable upon the completion of certain milestones in exchange for the transfer of manufacturing of the safety needle assemblies to JJMI and certain other changes in the licensing and royalty agreements. The Company believes that these proceeds and other anticipated sources of funds, together with funds generated from sales of its products, will be sufficient to fund its cash requirements for 1998. These estimated cash requirements do not include significant expenditures in new product areas and amounts needed could vary based on the actual growth of sales and other factors. In addition to considering strategic partnerships, the Company is reviewing alternative financing strategies to raise additional funds in 1998, and is also reviewing opportunities to further reduce operating costs and other expenses. Failure to raise needed capital would have an adverse effect on the Company's operations, development plans and cash flows.

         To date the Company has not been adversely impacted by inflation.

PART II.  OTHER INFORMATION

  ITEM 5.  OTHER INFORMATION

         The Securities and Exchange Commission (the "SEC") recently amended its proxy rules to provide that a registrant, such as the Company, may specify, in its proxy statement or form of proxy for its annual meeting of shareholders, that proxies solicited by the registrant will confer discretionary authority to vote with regard to matters not identified in the proxy statement that may be raised at the meeting, including matters to be raised by the shareholders that were not properly submitted to the registrant as shareholder proposals for inclusion in the registrant's proxy statement and form of proxy in accordance with SEC Rule 14a-8, if the registrant did not have notice of such matters at least 45 days before the date on which the registrant first mailed its proxy materials for the prior year's annual meeting of shareholders, or by such other date as may be specified in an advance notice provision adopted by the registrant. The Company has not adopted an advance notice provision. The Company first mailed its proxy materials for its 1998 Annual Meeting of Shareholders on June 19, 1998. Under the SEC's amended proxy rules, the 45 day deadline for notice to the Company of non-Rule 14a-8 matters to be raised at the Company's 1999 Annual Meeting of Shareholders is thus May 5, 1999.

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


                                     Bio-Plexus, Inc.
                                       (Registrant)

  ---------------------              -------------------------
      (Date)                         Richard L. Higgins
                                     President and Chief Executive Officer

  ---------------------              -------------------------
      (Date)                         Kimberley A. Cady
                                     Vice President of Finance and Chief
                                     Financial Officer