Form 10-Q
period 1998-09-30
BIO PLEXUS INC
filed 1998-11-17
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 Mark
 One
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1998
                                    -----------------

                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission file number   0-24128
                       -----------
                                BIO-PLEXUS, INC.
             (Exact name of Registrant as specified in its Charter)

         Connecticut                                     06-1211921
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                          Shares Outstanding
 Class of Common Stock                                  as of November 13, 1998
 --------------------------                             -----------------------
 Common Stock, no par value                                    12,279,165

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                        PAGE
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Balance Sheets at  September 30, 1998 and
            December 31, 1997                                            1

            Condensed Statements of Operations for the three months
            ended September 30, 1998 and 1997                            2

            Condensed Statements of Operations for the nine months
            ended September 30, 1998 and 1997                            3

            Condensed Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997                            4

            Notes to Condensed Financial Statements                      5

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8


PART II.    OTHER INFORMATION

  Item 2.   Changes in Securities                                       12

  Item 4.   Submission of Matters to a Vote of Security Holders         13

  Item 6.   Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                              16

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS

                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           1998                     1997
                                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                          $    443,000             $  1,502,000
    Accounts receivable                                                     707,000                  395,000
    Inventories:
       Raw materials                                                      1,054,000                  985,000
       Work-in-process                                                      505,000                  625,000
       Finished goods                                                       647,000                  297,000
                                                                       ------------             ------------
                                                                          2,206,000                1,907,000
                                                                       ------------             ------------
    Note receivable (Note 4)                                                600,000                  152,000
                                                                       ------------             ------------
    Other current assets                                                    172,000                  168,000
                                                                       ------------             ------------
       Total current assets                                               4,128,000                4,124,000
                                                                       ------------             ------------

Fixed assets, net                                                         6,059,000                7,087,000

Deferred debt financing expenses                                             12,000                   73,000
Patents, net of amortization                                                257,000                  152,000
Other assets                                                                258,000                  252,000
                                                                       ------------             ------------
                                                                       $ 10,714,000             $ 11,688,000
                                                                       ============             ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  $  1,847,000             $  2,219,000
    Note payable (Note 4)                                                   250,000                       --
    Accounts payable and accrued expenses                                   616,000                  619,000
    Accrued interest payable                                                 41,000                   26,000
    Accrued vacation                                                        195,000                  248,000
    Other accrued employee costs                                            110,000                  204,000
    Deferred revenue (Note 3)                                             1,960,000                  841,000
                                                                       ------------             ------------
       Total current liabilities                                          5,019,000                4,157,000
                                                                       ------------             ------------

Other long-term debt, net                                                 2,402,000                3,204,000
Redeemable Class A common stock                                                  --                   20,000
Redeemable common stock warrants                                            149,000                  149,000
Commitments and contingencies (Note 5)                                           --                       --

Shareholders' equity:
    Convertible preferred stock, no par value, 3,000,000
      authorized, no shares issued and outstanding                               --                       --
    Common stock, no par value, 18,000,000 authorized,
      12,279,165 and 12,137,787 shares issued and outstanding            64,343,000               64,070,000
    Accumulated deficit                                                 (61,199,000)             (59,912,000)
                                                                       ------------             ------------
       Total shareholders' equity                                         3,144,000                4,158,000
                                                                       ------------             ------------
                                                                       $ 10,714,000             $ 11,688,000
                                                                       ============             ============


The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            1998                     1997
                                                        ------------             ------------
Revenue:
  Product                                               $  1,723,000             $    770,000
  Services                                                 1,265,000                       --
                                                        ------------             ------------
       Total revenue                                       2,988,000                  770,000
                                                        ------------             ------------

Operating costs and expenses:
  Research and development                                   157,000                  364,000
  Other operating and engineering costs                    1,570,000                1,227,000
  Selling, general and administrative                      1,049,000                1,557,000
                                                        ------------             ------------
       Total operating costs and expenses                  2,776,000                3,148,000
                                                        ------------             ------------

Financing expenses:
  Amortization of deferred debt financing                     20,000                  182,000
  Other financing expenses                                   150,000                  239,000
  Less:  Interest income                                     (20,000)                 (25,000)
                                                        ------------             ------------
       Total financing expenses                              150,000                  396,000
                                                        ------------             ------------

Net profit (loss)                                       $     62,000             $ (2,774,000)
Less:  Imputed dividend on preferred stock                        --                 (500,000)

Net profit (loss) applicable to common stock            $     62,000             $ (3,274,000)
                                                        ------------             ------------

Per share of common stock:
  Basic and diluted                                     $       0.01             $      (0.33)
                                                        ============             ============

Weighted average common shares outstanding:
  Basic                                                   12,181,826                9,985,246
  Diluted                                                 12,195,740                       --


The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,

                                                          1998                     1997
                                                      ------------             ------------
Revenue:
  Product                                             $  3,873,000             $  2,836,000
  Services                                               2,996,000                       --
  Licensing fees (Note 3)                                       --                1,500,000
                                                      ------------             ------------
       Total revenue                                     6,869,000                4,336,000
                                                      ------------             ------------

Operating costs and expenses:
  Research and development                                 376,000                1,022,000
  Other operating and engineering costs                  4,060,000                4,455,000
  Selling, general and administrative                    3,266,000                5,101,000
                                                      ------------             ------------
       Total operating costs and expenses                7,702,000               10,578,000
                                                      ------------             ------------

Financing expenses:
  Amortization of deferred debt financing                   61,000                  361,000
  Other financing expenses                                 493,000                3,299,000
  Less:  Interest income                                  (100,000)                (114,000)
                                                      ------------             ------------
       Total financing expenses                            454,000                3,546,000
                                                      ------------             ------------

Net loss                                              $ (1,287,000)            $ (9,788,000)
Less:  Imputed dividend on preferred stock                      --                 (500,000)

Net loss applicable to common stock                   $ (1,287,000)            $(10,288,000)
                                                      ------------             ------------

Per share of common stock:
  Basic and diluted                                   $      (0.11)            $      (1.22)
                                                      ============             ============

Weighted average common shares
  outstanding (Note 2)                                  12,160,987                8,427,644
                                                      ============             ============



The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     1998               1997
                                                 -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(1,287,000)       $(10,288,000)
Adjustments to reconcile net loss to
 cash used by operating activities:
   Depreciation and amortization                     752,000           1,029,000
   Inducement expense on conversion                    --                640,000
   Imputed dividend                                    --                500,000
   Writedown of equipment to net
     realizable value                                113,000                 --
   Amortization of deferred debt financing
     expenses                                         61,000             361,000
   Amortization of debt discount                      45,000           1,781,000
   Decrease (increase) in assets:
     Accounts receivable                            (312,000)             26,000
     Inventories                                    (299,000)             96,000
     Notes receivable                                152,000                 --
   Increase (decrease) in liabilities:
     Accounts payable and accrued expenses            (3,000)           (858,000)
     Accrued interest payable                         15,000              43,000
     Accrued vacation and other employee costs      (147,000)            (28,000)
   Increase in deferred revenue (Note 3)           1,119,000           1,137,000
   Other                                             183,000              82,000
                                                  ----------          ----------
     Net cash provided by (used in) operating
       activities                                    392,000          (5,479,000)
                                                  ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets           (21,000)           (706,000)
Issuance of note receivable (Note 4)                (600,000)                --
Cost of patents                                     (115,000)            (64,000)
                                                  ----------          ----------
     Net cash used in investing activities          (736,000)           (770,000)
                                                  ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock        --            4,897,000
Proceeds from Sale of common stock (Note 4)          250,000             280,000
Proceeds from exercise of common stock warrants          --              282,000
Proceeds from exercise of common stock options        23,000              50,000
Redemption of common stock                           (20,000)                --
Proceeds from long-term debt                             --            4,700,000
Increase in notes payable (Note 4)                   250,000                 --
Proceeds from sale and leaseback                     109,000             369,000
Repayments of long-term debt                      (1,327,000)         (3,661,000)
                                                  ----------          ----------
     Net cash provided by (used in) financing
       activities                                   (715,000)          6,917,000
                                                  ----------          ----------

     Net (decrease) increase in cash and cash
       equivalents                                (1,059,000)            668,000
     Cash and cash equivalents, beginning of
       period                                      1,502,000           1,322,000
                                                  ----------          ----------
     Cash and cash equivalents, end of period     $  443,000          $1,990,000
                                                  ==========          ==========

   Supplemental cash flow disclosures:
     Cash payments of interest                    $  433,000          $  836,000
     Cash payments of income taxes                     4,000               9,000
     Surrender of debt upon warrant exercise             --            8,053,000



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

         Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

NOTE 2 - LOSS PER SHARE

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                THREE MONTHS ENDED SEPTEMBER 30, 1998
                                             NET PROFIT          SHARES         PER SHARE
                                             (NUMERATOR)     (DENOMINATOR)        AMOUNT
Net Profit                                    $ 62,000

BASIC EPS
Income available to common stockholders         62,000          12,181,826       $  .01

EFFECT OF DILUTIVE SECURITIES
Warrants                                                             2,974
Options                                                             10,940
                                              ---------       ------------       ------
DILUTED EPS
Income available to common stockholders
    plus assumed conversions                   $ 62,000          12,195,740       $ .01
                                              =========       =============      ======

Warrants to purchase 1,064,136 shares of common stock at prices ranging from $5.35 to $12.00 and options to purchase 471,400 shares of common stock at prices ranging from $3.00 to $11.75 were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.


NOTE 3 - LICENSING AGREEMENTS

         On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. would develop and manufacture safety needle assemblies for JJMI utilizing its self-blunting technology, which would be used by JJMI, under an exclusive worldwide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of the manufacturing equipment and tooling. JJMI agreed to acquire initial production equipment and tooling which is expected to be completed in 1998. During the first quarter of 1997, $1,500,000 in licensing fee revenue was recognized and at September 30, 1998, $631,000 in development funding was recognized. The remaining balance of $210,000 has been deferred and will be recognized over the remaining term of the development project in 1998.

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

         On October 23, 1998 the Company entered into an exclusive License Agreement and Design, Development and Sales Agreement for a PICC Introducer Catheter with TFX Medical, a division of Teleflex Incorporated, the industry's dominant supplier of PICC Introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC Introducer Catheters featuring Punctur-Guard(R) technology. Under the Design, Development and Sales Agreement, the Company will design and develop safety needle assemblies to be used with the TFX Peelable Catheter, and will modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement.


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

         On September 3, 1998, the Company loaned $600,000 to Jordan Pharmaceuticals, Inc. in exchange for a one-year installment note. The note bears interest at a rate of 12% per year and is payable monthly, over a thirteen-month period beginning on October 2, 1998. The final payment shall include the full principal amount and the final monthly interest payment. Collateral on the note receivable is a first priority perfected security interest in certain assets held by Jordan Pharmaceuticals. As of October 2, 1998, Jordan was in default of the loan made by the Company due to nonpayment of interest. However, on November 5, 1998, the Company waived the default. The intent of the Company is to convert the principal balance to an equity investment in Jordan Pharmaceuticals, Inc. during the fourth quarter of 1998.

         On September 8, 1998, the Company received $250,000 from an officer of the Company in exchange for a one-year promissory term note with warrants. The term note bears interest at 8% per annum and is payable quarterly in arrears commencing on December 8, 1998. If not sooner paid, the principal amount of this note shall be paid on September 8, 1999. With the note, there were 30,000 common stock warrants issued with a three-year life and an exercise price of $2.09.

         On September 11, 1998 the Company received $250,000 from a director and shareholder in exchange for 124,378 shares of common stock issued at $2.01 per share.

         In November 1998, the Company initiated a convertible secured term note financing bearing interest at 8% per year for a minimum of $2.5 million. The notes have a maturity of five years with interest payments only in the first year and a balloon payment in year five. As an inducement to participate in the financing, the noteholders will receive 15% warrant coverage to purchase common stock at any time in the next three years at an exercise price of 110% of the market price on the date of the investment. The notes have an optional conversion feature allowing the holder to convert beginning one year from the date of the investment at 85% of the 30 day average market price at the time of notice of conversion. As of November 13, 1998, subscriptions totalling $2,000,000 were received by the Company.

NOTE 5 - COMMITMENTS

         As of September 30, 1998, the Company had capital expenditure purchase commitments outstanding of approximately $606,000, primarily to be financed through the JJMI development and license agreement (See Note 3).


NOTE 6 - SUBSEQUENT EVENTS

         On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation, a major supplier of sharps' containers in the United States. The agreement allows Graphic Controls to purchase and distribute Bio-Plexus Drop-It(TM) Needle Disposal Containers and Drop-It(TM) Quick Release Needle Holders. The agreement has an initial term of three years, and shall be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

         On October 23, 1998 the Company entered into an exclusive License, Development and Sales Agreement for a PICC Introducer Catheter with TFX Medical, a division of Teleflex Incorporated, the industry's dominant supplier of PICC Introducers. (See Note 3).

         In October 1998, the Company entered into a distribution agreement with Fisher HealthCare of Houston, Texas, the second largest operating unit of Fisher Scientific. Fisher Scientific is one of the world leaders in serving science, providing more than 245,000 products and services to research, health care, industrial, educational and government customers in 145 countries. The distribution agreement allows Fisher Healthcare to purchase and distribute all of the Bio-Plexus Blood Collection products.

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

OVERVIEW

         Since its inception in September 1987 through September 30, 1998, Bio-Plexus incurred cumulative ongoing losses totaling $61,199,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products.

         In 1996 the Company completed the addition of the blood collection needle assembly and packaging system. With that system, the Company believes it has sufficient capacity to meet its production needs for blood collection needles during 1998. The Company has continued to review its cost of operations in order to reduce costs where possible. For the Company to achieve profitability, further reductions in manufacturing costs and increases in sales are necessary.

         In January 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJMI"). Pursuant to the original agreements, Bio-Plexus would develop and manufacture safety needle assemblies for JJMI, to become part of a new safety I.V. catheter to be manufactured and sold by JJMI, utilizing the Company's patented self-blunting needle design.

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

         On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation, a major supplier of sharps containers in the United States. The agreement allows Graphic Controls to purchase and distribute Bio-Plexus Drop-It(TM) Needle Disposal Containers and Drop-It(TM) Quick Release Needle Holders. The agreement has an initial term of three years, and shall be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

         On October 23, 1998 the Company entered into an exclusive License, Development and Sales Agreement for a PICC Introducer Catheter with TFX Medical, a division of Teleflex Incorporated, the industry's dominant supplier of PICC Introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC Introducer Catheters featuring Punctur-Guard(R) technology. Under the Design, Development and Sales Agreement, the Company will design and develop safety needle assemblies to be used with the TFX Peelable Catheter, and will modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement.

         In October 1998, the Company entered into a distribution agreement with Fisher HealthCare of Houston, Texas, the second largest operating unit of Fisher Scientific. Fisher Scientific is one of the world leaders in serving science, providing more than 245,000 products and services to research, health care, industrial, educational and government customers in 145 countries. The distribution agreement allows Fisher Healthcare to purchase and distribute all of the Bio-Plexus Blood Collection products.

      The Company believes that similar arrangements may be possible with one or more major health care companies for its blood collection needle line, the winged intravenous set and other products, and intends to continue to pursue this strategy during 1998 and into 1999. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         The Company had revenues from product sales of $1,723,000 for the three months ended September 30, 1998 compared to $770,000 for the same period a year ago. The increase was attributable to the expansion of its domestic account base and better pricing on its products as well as sales of equipment to JJMI on the I.V. catheter project.

         The Company had revenues from services of $1,265,000 for the three months ended September 30, 1998 resulting from progress payments by JJMI on the capital equipment project and the recognition of deferred revenue for the I.V. catheter.

         Research and development expenses were $157,000 for the three months ended September 30, 1998, compared to $364,000 for the same period a year ago. The decrease in these costs in 1998 resulted primarily from the recognition of $210,000 of deferred revenue related to the development of the I.V. catheter for JJMI.

         Other operating and engineering costs were $1,570,000 for the three months ended September 30, 1998 compared to $1,227,000 for the same period a year ago. The increase is primarily attributable to higher cost of goods sold resulting from the JJMI I.V. catheter project, partially offset by lower manufacturing costs associated with the blood collection needle line and its other products.

         Selling, general and administrative expenses were $1,049,000 for the three months ended September 30, 1998 compared to $1,557,000 for the same period a year ago. The decrease is primarily attributable to the Company's further reductions in its work force during 1998, as well as other administrative cost reductions.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company had revenues from product sales of $3,873,000 for the nine months ended September 30, 1998 compared to $2,836,000 for the same period a year ago. The increase was attributable to equipment sales to JJMI on the I.V. catheter project, partially offset by a reduction in the use of distributors in Europe based on a number of factors including pricing considerations and their ability to meet sales quotas.

         The Company had revenues from services of $2,996,000 for the nine months ended September 30, 1998 resulting from progress payments by JJMI on the capital equipment project and the recognition of deferred revenue for the I.V. catheter.

         Research and development expenses were $376,000 for the nine months ended September 30, 1998, compared to $1,022,000 for the same period a year ago. The decrease in these costs in 1998 resulted primarily from the recognition of $631,000 of deferred revenue related to the development of the I.V. catheter for JJMI.

         Other operating and engineering costs were $4,060,000 for the nine months ended September 30, 1998 compared to $4,455,000 for the same period a year ago. The decrease is primarily attributable to the Company's efficiency in lowering manufacturing costs associated with the blood collection line and its other products, partially offset by higher cost of goods sold related to the JJMI I.V. catheter project.

         Selling, general and administrative expenses were $3,266,000 for the nine months ended September 30, 1998 compared to $5,101,000 for the same period a year ago. The decrease is primarily attributable to the Company's reduction in its work force during 1998, as well as other administrative cost reductions.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through September 30, 1998, the Company has received net proceeds of approximately $29,209,000 through borrowings and the sale of debt securities and $48,196,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $16,430,000 was received through the private placement of equity securities.

         The Company's primary cash requirement for the remainder of 1998 will be for working capital to sustain ongoing operations including debt service, and, to a lesser extent, further research and development on its winged intravenous set and other new products. The Company is considering the development of a strategic partnership with one or more major companies to assist with the development and expansion of its product line, in addition to the agreements it already has in place with JJMI on the I.V. catheter, and TFX on the PICC Introducer. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as it determines that additional strategic partnerships are feasible. In addition to considering strategic partnerships, the Company is reviewing alternative financing strategies to raise additional working capital in 1998. The Company believes that the proceeds from these financings and other anticipated sources of funds, such as milestone payments from the I.V. catheter agreement with JJMI, together with funds generated from sales of its products, will be sufficient to fund its cash requirements for 1998. These estimated cash requirements do not include significant expenditures in new product areas and amounts needed could vary based on the actual growth of sales and other factors. The Company is also continuing to review opportunities to further reduce operating costs and other expenses. Failure to raise needed capital would have an adverse effect on the Company's operations, development plans and cash flows.

         To date the Company has not been adversely impacted by inflation.

PART II.      OTHER INFORMATION

Item 2        Changes in Securities

         At the Company's 1998 Annual Meeting of Shareholders held on July 20, 1998, the Shareholders approved an amendment to the Company's Certificate of Incorporation which, among other things, eliminated the Class A Common Stock and the Series A Preferred Stock. (See Item 4). The effect of eliminating the Class A Common Stock was to terminate a class of stock which had special voting rights. Each share of Class A Common Stock entitled the holder to five hundred
(500) votes in any shareholder's vote and the holders of the class as a whole were entitled to ten (10) million votes. This gave such holders effective voting control of the Company on such matters as the election of directors. All shares of the Class A Common Stock had been redeemed as of January 1, 1998 and the actions taken at the Annual Meeting completed the elimination of such class.

         At the time of the Annual Meeting there were no outstanding shares of Series A Preferred Stock. The shares that were issued were cancelled and cannot be reissued. Termination of the Series A Preferred Stock eliminated the only outstanding series of Preferred Stock of the Company. The remaining authorized shares of Preferred Stock may be issued by the Board of Directors on terms and conditions fixed by the Board prior to issuance.

         On September 8, 1998 the Company issued a warrant exercisable for 30,000 shares of common stock to Carl R. Sahi. The warrant is exercisable until September 8, 2001 and has an exercise price of $2.09 per share. The warrant was issued in conjunction with a loan of $250,000 by Mr. Sahi to the Company. (See
Note 4 to the Condensed Financial Statements). On September 11, 1998 the Company sold 124,378 shares of common stock to David Himick. The shares were issued at $2.01 per share for a total purchase of $250,000. The loan and stock purchase were undertaken to provide additional capital to the Company. Both Mr. Himick and Mr. Sahi are directors of the Company. The securities were issued pursuant to an exemption under Section 4(2) and/or Section 4(6) of the Securities Act and Regulation D promulgated under the Securities Act.

Item 4 Submission of Matters to a Vote of Security Holders

         The Company held its 1998 Annual Meeting of Shareholders on July 20, 1998. Matters that were acted upon included: the election of the Board of Directors; an amendment to the Company's Certificate of Incorporation; an amendment to the Company's 1995 Non-Employee Directors' Plan; and ratification of the selection of Mahoney Sabol & Company, LLP as independent public accountants for the current fiscal year.

         Six (6) persons were elected as members of the Board of Directors. They included: Larry C. Krampert, David Himick, Stanley E. Jacke, Richard D. Ribakove, Carl R. Sahi and Richard L. Higgins.

         The votes cast were as follows:

                                                      VOTES FOR                             VOTES WITHHELD
                                                      ---------                             --------------
Larry C. Krampert                                     9,685,233                                140,352
David Himick                                          9,601,761                                223,824
Stanley E. Jacke                                      9,667,701                                157,884
Richard D. Ribakove                                   9,671,926                                153,659
Carl R. Sahi                                          9,684,373                                141,212
Richard L. Higgins                                    9,685,308                                140,277

         The shareholders approved an amendment to the Company's Certificate of Incorporation which (a) increased the number of shares of Common Stock; (b) eliminated the Class A Common Stock; and (c) eliminated the Series A Preferred Stock. The authorized

Common Stock was increased to eighteen (18) million shares. The amendment required a vote of holders of a majority of the issued and outstanding shares of common stock entitled to vote on the amendment present in person or represented by proxy at the Annual Meeting when a quorum is present. The amendment was approved by the following vote: for: 4,176,272; against: 823,910; abstain:
80,155. There were 4,745,248, broker non-votes.

         The shareholders also approved an amendment to the Company's 1998 Non-Employee Directors' Plan. The amendment provided for the acceleration of the vesting of options granted under the Plan in the event of an acquisition or significant change in ownership of the Company. The amendment was approved by the following vote: for: 8,879,861; against: 835,680; abstain: 110,044. There were no broker non-votes.

         Finally, the shareholders ratified the selection of Mahoney Sabol & Company, LLP as the independent accountants to examine the accounts of the Company for the current fiscal year and to report on the Company's financial statements for that period. The ratification was made by the following vote: for: 9,629,275; against: 110,586; abstain: 85,724. There were no broker non-votes.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
   No.    Description                               Method of Filing

   3.1    Certificate of Incorporation of the
          Company, as amended                       Filed with this Report


   10.18  Development and License Agreement
          dated January 28, 1997 by and between
          the Company and Johnson & Johnson
          Medical, Inc.                             Filed with this Report

   10.19  Supply Agreement dated January 28, 1997
          by and between the Company and Johnson
          & Johnson Medical, Inc.                   Filed with this Report

   10.20  Term Promissory Note issued to
          Carl R. Sahi                              Filed with this Report

   10.21  Warrant for shares of common stock
          issued to Carl R. Sahi                    Filed with this Report

   27     Financial Data Schedule                   Filed with this Report


(b) Reports on Form 8-K

    No reports were filed on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Bio-Plexus, Inc.
                                          (Registrant)

  November 16, 1998                       /s/ Richard L. Higgins
  ---------------------                   -------------------------
        (Date)                            Richard L. Higgins
                                          President and Chief Executive Officer

  November 16, 1998                       /s/ Kimberley A. Cady
  ---------------------                   -------------------------
        (Date)                            Kimberley A. Cady
                                          Vice President of Finance and Chief
                                          Financial Officer