Form 10-K
period 1998-12-31
BIO PLEXUS INC
filed 1999-03-31
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
               THE SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   DECEMBER 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to __________________

                         Commission file number 0-24128

                                BIO-PLEXUS, INC.
             (Exact name of Registrant as specified in its Charter)

          CONNECTICUT                                    06-1211921
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  129 RESERVOIR ROAD, VERNON, CONNECTICUT 06066
          (Address of principal executive offices, including zip code)

                                 (860) 870-6112
              (Registrant's telephone number, including area code)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS:
                           Common stock, no par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
The aggregate market value of voting stock held by non-affiliates of the registrant at March 15, 1999, was $21,880,024.

On March 31, 1999, there were 13,295,365 outstanding shares of the registrant's common stock.

                           FORWARD LOOKING STATEMENTS

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

                                BIO-PLEXUS, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998



                                     PART I

Item 1.      Business ..................................................................................    1
Item 2.      Properties ................................................................................   10
Item 3.      Legal Proceedings and Other Matters .......................................................   11
Item 4.      Submission of Matters to a Vote of Security Holders .......................................   11

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder Matters .................   11
Item 6.      Selected Financial Data ...................................................................   12
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .....   13
Item 8.      Financial Statements and Supplementary Data ...............................................   17
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......   17

                                    PART III

Item 10.     Executive Officers and Directors of the Registrant ........................................   18
Item 11.     Executive Compensation ....................................................................   21
Item 12.     Security Ownership of Certain Beneficial Owners and Management ............................   25
Item 13.     Certain Relationships and Related Transactions ............................................   27

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................   27

                                     PART I

ITEM 1.  BUSINESS

         General Development of Business

         Bio-Plexus, Inc. was incorporated under the laws of the State of Connnecticut in September 1987 for the purpose of designing, developing, manufacturing and selling safety medical products. Its executive offices and manufacturing facility are located at 129 Reservoir Road, Vernon, Connecticut 06066, and its telephone number is (860) 870-6112. All references herein to the "Company" refer to Bio-Plexus, Inc. unless otherwise indicated by context.

         The Company is engaged principally in the design, development and manufacture of safety medical products used by healthcare professionals. The Company's initial products have been safety blood collection needles and related accessory products that are marketed under the Punctur-Guard(R) and Drop-It(R) trade names. The safety blood collection needle utilizes a patented technology that greatly reduces the risk of accidental needlesticks by internally blunting the needle prior to removal from the patient. The Company's primary focus has been the design, development, testing and evaluation of its safety blood collection needle, and the design and development of the molds, machinery and systems used to manufacture the blood collection needle. More recently, the Company has focused its efforts on developing strategic partnerships with major healthcare companies in order to assist with the development and expansion of its product lines.

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

         From the latter part of 1996 to present, the Company has focused its efforts on establishing joint venture agreements on one or more of its major product lines, and on January 28, 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical ("JJM") of Arlington, Texas. Under the terms of the original agreements, the Company would develop and manufacture safety needle assemblies for JJM utilizing its self-blunting technology, which will be used by JJM, under an exclusive worldwide license granted by the Company, to manufacture and sell a new safety intravenous catheter ("I.V. catheter"). The Company received licensing fees and funding to complete the development of the safety needle assemblies and for the development of manufacturing equipment and tooling. JJM agreed to acquire initial production equipment, purchase certain minimum quantities of safety needle assemblies annually, and to pay certain minimum annual royalties.

         On April 9, 1998, the Company amended the original development and license agreement and canceled its supply agreement with JJM. The amended terms included certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000 with an additional $500,000 payable upon completion of certain additional milestones. The revised agreement also provided for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties.

         During 1998, the Company completed the design and development phase of this project. In addition, production machinery was constructed and transferred to JJM during the fourth quarter of 1998 for validation and testing at their facility.

         In October 1998, the Company entered into a distribution agreement with Fisher HealthCare of Houston, Texas, the second largest operating unit of Fisher Scientific. Fisher Scientific is one of the world leaders in serving science, providing more than 245,000 products and services to research, healthcare, industrial, educational and government customers in 145 countries. The distribution agreement allows Fisher HealthCare to purchase and distribute all of the Bio-Plexus blood collection products.

         On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation, a subsidiary of Tyco and a major supplier of sharps containers in the United States. The agreement allows Graphic Controls to purchase and distribute Bio-Plexus Drop-It(R) Needle Disposal Containers and Drop-It(R) Quick Release Needle Holders. The agreement has an initial term of three years, and shall be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

         On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter ("PICC") introducer with TFX Medical ("TFX"), a division of Teleflex Incorporated, the industry's dominant supplier of PICC introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company will design and develop safety needle assemblies to be used with the TFX peelable catheter, and will modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement.

         During 1997 and 1998, the Company continued to review its cost of operations. The Company effected a cost reduction program which has resulted in a total work force reduction of forty-seven in the areas of manufacturing and general administration, as well as the consolidation of its facilities during 1997. These reductions are part of an ongoing cost reduction program which will continue in 1999.

         In June of 1998 the Company received ISO 9002 and EN 46002 certifications. ISO 9002 is a general international standard for quality assurance in production, installation and servicing. EN 46002 provides particular quality system requirements for suppliers of medical devices that are more specific than the general requirements specified in ISO 9002. The Company also began labeling its products with the CE Mark during 1998, which indicates that the Company is following Medical Device Directives in Europe which include the standards set forth under ISO 9002 and EN 46002. These certifications will better enable the Company to sell its products internationally.

         The Company also has continued its research and development of new products. In June 1996, pursuant to Section 510(k) of the Food, Drug and Cosmetics Act (21 U.S.C. 360(k)) and the regulations promulgated thereunder, the Company received approval ("510(k) approval") from the Food and Drug Administration for its winged intravenous set. The Company has also developed a new needle holder which the Company believes will have a positive impact on product sales. In addition, the Company currently has also identified several other potential applications for its patented self-blunting technology, which it believes may be of interest to potential joint venture partners.

         Product sales increased by $1,544,000 to $5,086,000 in 1998, compared to $3,542,000 in the prior year, and the Company anticipates continued sales growth in 1999 due, in part, to legislation passed in California requiring the use of safety products by July 1, 1999. However, continued losses from operations could occur until additional increases in revenues and further reductions in manufacturing and other costs are achieved.

         During 1999, the Company will need to raise additional capital to fund its ongoing operations, debt service and research and development activities. The Company continues to explore additional sources of debt and equity financing, and has received commitments from certain outside sources, which are currently under review. The Company is also considering the development of a strategic partnership with one or more major healthcare companies to assist with the development and expansion of its product line, in addition to the agreements it already has in place with JJM on the I.V. catheter and TFX on the PICC introducer. The Company is also continuing to review opportunities to reduce overhead costs and debt service.

         Failure to raise the needed capital would have an unfavorable effect on the Company's results of operations, cash flows and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Financial Information About Industry Segments

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" effective for periods beginning after December 15, 1997. The Statement requires that a public enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In fiscal 1998, with the onset of the development contract with JJM, the Company began internally reporting two distinct segments: Safety Medical Products and accessories and Joint Venture Design and Development. Distinct reporting by such segments was deemed necessary by management based on the significance of reported revenues and expenses and the Company's intention to focus operating resources in both of these areas.

         The Safety Medical Products and Accessories segment includes operations associated with the manufacture of blood collection needles, needle holders and needle disposal containers. The Joint Venture Design & Development segment includes operations associated with product design and development, product licensing, and the design, development and construction of machinery and tooling in connection with joint venture partners.

         Information with respect to each of the Company's business segments is as follows:

SEGMENT REVENUE

                                                              1998               1997              1996
                                                              ----               ----              ----

Safety Medical Products and Accessories                    $3,636,000         $3,542,000        $2,743,000
Joint Venture Design & Development                          5,671,000          1,500,000            ---
                                                       --------------------------------------------------------

Total Consolidated Revenue                                 $9,307,000         $5,042,000        $2,743,000
                                                       ========================================================


SEGMENT OPERATING PROFIT (LOSS)

                                                                 1998             1997              1996
                                                                 ----             ----              ----

Safety Medical Products and Accessories                        $   435,000      $(1,441,000)      $(2,026,000)
Joint Venture Design & Development                               3,361,000          173,000               ---
                                                           -----------------------------------------------------

Total Consolidated Operating Profit (Loss)                       3,796,000       (1,268,000)       (2,026,000)
                                                           -----------------------------------------------------

Selling, General and Administrative Expenses                    (4,310,000)       (6,500,000)       (6,949,000)
Other                                                           (1,857,000)         (758,000)       (2,398,000)
Financing Expenses                                                (589,000)       (3,786,000)       (1,497,000)
                                                           -----------------------------------------------------

Net Loss                                                       $(2,960,000)     $(12,312,000)     $(12,870,000)
                                                           =====================================================


         For the Safety Medical Products and Accessories segment, operating profit (loss) consists of total revenues less costs and expenses. In the Joint Venture Design and Development segment operating profit (loss) consists of total revenues less costs and expenses and research and development expenses.

SEGMENT CAPITAL EXPENDITURES


                                                              1998               1997              1996
                                                              ----               ----              ----
Safety Medical Products and Accessories                $      82,000       $    718,000      $   2,066,000
Joint Venture Design & Development                             ---                ---               ---
                                                       --------------------------------------------------------

Total Consolidated Capital Expenditures                $      82,000       $    718,000      $   2,066,000
                                                       ========================================================

       Net identifiable assets related to Safety Medical Products and Accessories were $2,343,000, $4,321,000 and $5,646,000 at December 31, 1998,
1997 and 1996, respectively. Depreciation expense related to these assets was $729,000, $1,091,000 and $1,106,000 for the periods ended December 31, 1998,
1997 and 1996, respectively. Due to the "service" nature of the Joint Venture Design and Development segment, identifiable assets were not material for the periods presented.

Description of Business

       The Company designs, develops, manufactures and sells safety medical products and accessories marketed under the Punctur-Guard(R) and Drop-It(R) brand names. The Company's Punctur-Guard(R) blood collection needle is a patented safety needle which reduces the risk of accidental needle sticks through a self-blunting mechanism. The Punctur-Guard(R) needle is the only safety needle on the market which is activated prior to its removal from the patient, eliminating exposure time to a contaminated sharp.

       The Company's first Punctur-Guard(R) product was a safety blood collection needle. The Company manufactures and sells three varieties of safety blood collection needles, two types of needle holders and a needle disposal container. The blood collection needle is similar in appearance, size, performance and general operation to standard blood collection needles, and works with substantially all standard blood collection accessories. Hospitals, doctors and other health care professionals use blood collection needles to obtain blood for a variety of diagnostic procedures.

       The blood collection needle assembly consists of a mechanically activated, hollow, internal cannula with a blunt end, called a blunting member, placed within a blood collection needle. The blunting member advances through the needle by applied mechanical pressure. When the needle is inserted into the patient, the blunting member is in its retracted position. Prior to removing the needle from the patient, the operator applies slight additional forward force to the blood collection tube, allowing the blunting member to advance forward and lock into place beyond the needle's tip. The blunting member does not cause any additional patient discomfort, and because it is hollow, fluids flow through the needle in the same manner as through standard blood collection needles.

       The Company assembles the purchased components of its Punctur-Guard(R) blood collection needles on automated assembly machines. During 1996, the Company purchased additional assembly and packaging equipment, allowing for increased capacity and efficiencies in its manufacturing processes.

       In addition to its blood collection needles, the Company manufactures needle holders and needle disposal containers. The Drop-It(R) product line consists of the Drop-It(R) Quick Release Needle Holder and Drop-It(R) Needle Disposal Container. These products are designed to work in conjunction with the blood collection needle to increase the ease-of-use for the healthcare professional. The needle holder features simple one-handed disposal of a needle, with a push button for quick release. The needle can also be automatically released when used with the Drop-It(R) Needle Disposal Container.

       The Drop-It(R) Needle Disposal Container is a one-quart, tray-mountable container. The container offers fast, one handed needle disposal with push button or automatic release when used with a Drop-It(R) Quick Release Needle Holder. It offers temporary and permanent locking tabs, is injection molded for uniform thickness, and meets OSHA Standards for needle disposal containers.

       The Company also developed and manufactures a standard needle holder which can be used with both Punctur-Guard(R) and standard blood collection needles.

         The Company continued to focus on the design and development of new products during 1998. The design and development of the safety needle assembly and related production molds and machinery for the I.V. catheter project as detailed under the JJM Development and License Agreement was substantially completed during 1998. The Company also began its development on the PICC introducer catheter under the agreement with TFX, and has redesigned its safety winged intravenous set. The Company has also identified several other potential applications of its self-blunting technology to other needle products.

       In addition, the Company developed a needle holder, which will allow for greater ease-of-use with its safety blood collection needle devices. The Company has filed patent applications and is seeking 510(k) approval with the Food and Drug Administration in order to begin sales of this product. The Company is considering establishing joint venture agreements on one or more of its new products, which could assist the Company in raising additional capital and help fund the research and development costs related to these products.

Revenues and Distribution

       The Company's products are marketed and sold in the United States both through independent distribution channels and directly to end-users. The Company's products are marketed and sold outside of the United States primarily through independent distributors. Order backlog is not material to the Company's business, as orders for the Company's products are received and filled on a current basis. Product sales revenue is recognized when products are shipped to customers.

       The Company's strategic partnerships with JJM and TFX resulted in the recognition of development contract or "service" revenue during 1998. Pursuant to the terms of the agreements with these strategic partners, product and process development services were progress billed as performed, and revenue was recognized over the estimated project period.

Products under Development

       A late-stage development product featuring Punctur-Guard(R) internal blunt technology is the I.V. catheter . An I.V. catheter is a flexible tube that is used to inject or continuously-flow fluids into a patient. I.V. catheters are inserted into a patient by a needle within the flexible catheter tube. As the Punctur-Guard(R) portion of the catheter is removed, the needle is automatically blunted and then discarded.

       In January 1997, the Company entered into a Development and Licensing Agreement with JJM. Under this agreement and its subsequent amendment in April 1998, the Company has designed and developed safety needle assemblies for JJM which will become part of a new safety I.V. catheter to be manufactured and sold by JJM, utilizing the Company's patented self-blunting needle design. JJM anticipates that it will launch its new safety I.V. catheter product line, incorporating the Punctur-Guard(R) needle, in the second quarter of 1999.

     Another late-stage development product is the winged intravenous set. Prototypes for the safety winged intravenous set utilizing the Company's self-blunting needle technology have been constructed. A winged intravenous set is a small needle with a pair of plastic wings which gives the healthcare worker the ability to control the needle for very precise vein insertion. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. The Company's product offers a unique third wing for easy insertion and safety blunt activation. It also features a conventional design and appearance for easy handling, storage and disposal. The blunt is activated with movement of the third wing to the right, rendering the needle safe prior to removal from the patient.

     Another product in development is the PICC introducer. PICC introducers represent the fastest growing segment of the central venous catheter market. The Company has completed the design of the product and, in October 1998, entered into a Development and Sales Agreement for this product with TFX. Pursuant to the terms of agreement, the Company will receive design, development, and licensing fees as well as royalties from future product sales.

     A new Drop-It(R) Holder is under development and is scheduled for launch in the first half of 1999. This holder will allow the Company's safety blood collection needles to be blunted with the holder itself rather than with a blood collection vacuum tube, potentially reducing the need for end-user training of its Punctur-Guard(R) blood collection needles.

     The Company has also developed initial prototype designs for a number of other applications of its self-blunting technology and intends to explore opportunities during 1999 to establish additional joint ventures on one or more of these new products. The Company also intends to continue its efforts to improve production processes and reduce manufacturing costs of its safety medical products.

     The Company incurred $463,000 in research and development expenses during the fiscal year ended December 31, 1998, and $1,044,000 and $1,511,000, respectively, during the two immediately preceding fiscal years.

Raw Materials

     The Company's Punctur-Guard(R) blood collection needle has seven components. The component parts are purchased from outside suppliers which manufacture the components according to drawings and specifications provided by the Company. The majority of the materials used in the components are plastics, rubber and stainless steel and are available from a number of sources.

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

Competition

       The blood collection needle market is highly competitive. The Company's primary challenge is the continued widespread use of non-safety, standard blood collection needles. Today approximately 85% of the standard blood collection needle market is still non-safety with one major medical device manufacturer, Becton, Dickinson and Company, holding the largest share of the market.

       In the safety blood collection needle market, the Company is one of the major players. The Company believes that the Punctur-Guard(R) blood collection needle and accessory products are superior in design, quality and convenience-of-use to all other safety needles on the market today and can compete effectively against other safety products, particularly given the recent regulatory actions mandating safety needle use.

       On September 30, 1998, California became the first state to pass a law requiring the use of safety needles. The measure directs the Cal/OSHA Standards Board to adopt emergency regulations to minimize the hazards faced by healthcare workers from exposure to needles that carry bloodborne pathogens. The emergency regulations were to be implemented by January 15, 1999, and are to be fully adopted by July 1,1999. The Company is optimistic that other states and federal agencies will propose similar regulations.

       Given this important shift toward the use of safety devices, the Company believes it will increase its share of the national blood collection needle market that today is dominated by Becton, Dickinson and Company. However, many of the Company's competitors have longer operating histories, are substantially larger, and are better financed than the Company. Some of these larger competitors have multiple products which are sold to the Company's current and/or targeted customers, giving them a potential marketing advantage.

Patents, Proprietary Rights and Trademark

       The Company holds a United States utility patent for a self-blunting needle using an internal cannula design which expires in May 2006. The patent is broad enough to include a number of applications, including the blood collection needle, the winged intravenous set, and the I.V. catheter. Recent patented additions to the Punctur-Guard(R) technology have lengthened the Company's product protection. The Company has obtained patents for its self-blunting needle design, and has corresponding patent applications pending in a number of foreign countries. There can be no assurance, however, that patents will be issued from any pending patent application. In 1997, the Company was granted patent protection on its Drop-It(R) holder and, in 1998, filed additional patent applications on its needle disposal container, holders, and other blood collection and infusion devices.

       The Company considers the design of its needle assembly machines and certain other features of its manufacturing systems to be proprietary information. The Company protects such information through employee confidentiality agreements and limited access to its facilities.

         "Punctur-Guard(R)", "Drop-It(R)", "Bio-Plexus(R)", "Safeguarding The Future of Healthcare Workers(R)" and a Company logo are all trademarks registered with the United States Patent and Trademark Office. The Company considers these marks, its patents, and other proprietary information to be valuable assets to its business.

Seasonality of Business

         Sales of the Company's products are not subject to material seasonal variations.

Regulation

         The Company's medical products and operations are subjected to regulations by the federal Food and Drug Administration (the "FDA") and various other federal and state agencies, as well as by a number of foreign governmental agencies. Among other things, the FDA requires the Company to adhere to certain "Good Manufacturing Practices" ("GMP") regulations which include validation testing, quality assurance, quality control and documentation procedures. The Company's facilities are also subject to periodic inspections. In addition, performance standards may be adopted for the blood collection needle product which the Company would then be required to meet.

         In June 1998, the Company received ISO 9002 and EN 46002 certifications. ISO 9002 is a general international standard for quality assurance in production, installation and servicing. EN 46002 provides particular quality system requirements for suppliers of medical devices that are more specific than the general requirements specified in ISO 9002. The Company also began labeling its products with the CE Mark during 1998, which indicates that the Company is following Medical Device Directives in Europe which include the standards set forth under ISO 9002 and EN 46002.

         The Company believes it is in compliance in all material respects with the regulations promulgated by these agencies, and that such compliance has not had, and is not expected to have, a material adverse effect on its business.

         The Company also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and is not expected to have, a material adverse effect on the Company's business.

Employees

         As of December 31, 1998, Bio-Plexus employed 60 people including 16 research and development employees, 14 production employees and 30 sales, marketing and administrative employees. The Company's employees are not represented by a labor union, and the Company believes its employee relations are satisfactory.

Year 2000 Costs

         The "Year 2000 Issue" is the result of computer systems recognizing two digits rather than four to define the applicable year. Any of the Company's computer applications, computer hardware, or other systems that have date-sensitive capabilities may recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company has designated a team of employees with management representation, as well as representation from each functional area within the Company to address the Year 2000 issue. The team has developed a project plan to assess the impact of the Year 2000 on its internal systems, products and facilities, as well as, its key suppliers and customers. The project plan consists of the following: awareness of major areas affected, assessing the degree of impact, remediation, and testing and contingency planning.

     The Company has determined that its safety medical products are not affected by the Year 2000 issue; and therefore, all on-hand inventories and product at customer locations are not at risk.

     The Company has substantially completed the awareness phase and is in the process of the assessment phase with respect to its internal systems and facilities. The Company is in the process of remediation in some areas and plans to conduct testing in other areas when appropriate. The Company plans that all phases will be complete for its internal systems and facilities by September 1999.

     The Company has been assessing its Year 2000 risks related to significant relationships with third parties via ongoing communication with its critical suppliers, distributors and customers. As part of the process, the Company is requesting written assurances from these suppliers and customers that they have Year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. Responses to these inquiries are currently being gathered and reviewed. Further analysis, including personal meetings will be conducted as necessary. Activities related to third parties are expected to be completed by September 1999. Despite these efforts, the Company can provide no assurance that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

     The Company is taking steps to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and test for readiness. The Company estimates that the total internal costs, represented primarily by payroll costs, of the Year 2000 readiness project will not have a material adverse effect on its financial position, results of operations or cash flows. The ultimate effects on the Company of its suppliers and customers not being fully Year 2000 compliant are not reasonably estimable. The Company, therefore, could be adversely effected by such things as loss of revenue, production delays, lack of third party readiness, and other business interruptions. Accordingly, the Company has begun developing contingency plans to address potential issues that may arise. However, the Company believes its Year 2000 remediation efforts, together with the responses from primary suppliers and customers to date, reduces the potential impact of non-compliance to levels which will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2. PROPERTIES

     The Company owns and leases property in the state of Connecticut. In October of 1994, the Company acquired a 37,500 square foot facility on 5.6 acres in Vernon, Connecticut. The facility houses manufacturing, research and development, warehouse and office space. The Company relocated from the Tolland facility to the Vernon facility all of its manufacturing, research and development and warehouse operations in the first quarter of 1995, and general and administrative staff in the fourth quarter of 1997.

       The Company has lease obligations through November 1999 of office and warehouse space in a modern office park in Tolland, Connecticut. Since the consolidation of its facilities, the Company has been working with the lessor to seek tenants for the previous space as part of its overall cost reduction program. During 1998, the Company was successful in reducing its lease obligations.

       The Company believes that its facility in Vernon, Connecticut is of good construction and in good physical condition, is suitable and adequate for the operations conducted there, and is operating at a normal capacity.


ITEM 3. LEGAL PROCEEDINGS AND OTHER MATTERS

       The Company has been named in a legal proceeding involving an existing employment contract. The Company believes that the outcome of this pending litigation will have no material adverse effect on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

         The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol BPLX. The following table shows the quarterly high and low closing price on NASDAQ for a share of the Company's common stock for each quarter in the years ended December 31, 1997 and 1998:


Year Ended December 31,     1997                    1998
                            ----                    ----
                       High        Low         High        Low
                       ----        ---         ----        ---
First Quarter        $   8.75    $   4.62    $   5.06    $   3.18
Second Quarter       $   6.18    $   3.00    $   4.87    $   2.62
Third Quarter        $   6.50    $   2.62    $   3.25    $   1.62
Fourth Quarter       $   6.93    $   3.87    $   3.93    $   2.00

         As of March 15, 1999 there were approximately 582 holders of record of the Company's common stock.

         The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends in the foreseeable future.

       On July 20, 1998, at the Annual Meeting of Shareholders, the Company increased the authorized number of common shares from 15,000,000 to 18,000,000. Additionally, the Company amended its Certification of Incorporation to include the elimination of the Class A common stock and the elimination of the Series A preferred stock.

       On September 11, 1998, a member of the Company's Board of Directors and shareholder invested $250,000 in exchange for 124,378 shares of common stock issued at $2.01 per share.

       During the fourth quarter of 1998, a member of the Company's Board of Directors invested $1,000,000 in exchange for 510,000 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.


ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K:

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------
Statement of Operations Data:                      1998            1997            1996            1995            1994
                                                 --------        --------        --------        --------        --------
                                                                          (DOLLARS IN THOUSANDS)
Total revenue                                    $  9,307        $  5,042        $  2,743        $    914        $    267
                                                 --------        --------        --------        --------        --------

Costs and expenses:
  Research and development                            463           1,044           1,511           1,668           1,466
  Other operating and  engineering costs            6,905           6,024           5,656           4,864           3,829
  Selling, general and  administrative              4,310           6,500           6,949           5,964           3,442
                                                 --------        --------        --------        --------        --------

Total operating costs and
     expenses                                      11,678          13,568          14,116          12,496           8,737
Financing expenses, net                               589           3,786           1,497           1,455           1,174
                                                 --------        --------        --------        --------        --------

Net loss before extraordinary items              $ (2,960)       $(12,312)       $(12,870)       $(13,037)       $ (9,644)
                                                 --------        --------        --------        --------        --------

Extraordinary item:
  Loss on early extinguishment of
    debt, net of income taxes of nil                 --              --              --               979            --
                                                 --------        --------        --------        --------        --------

Net loss after extraordinary item                  (2,960)        (12,312)        (12,870)        (14,016)         (9,644)
Less:  Imputed dividend on preferred stock           --              --               500            --              --
                                                 --------        --------        --------        --------        --------

Net loss applicable to common stock              $ (2,960)       $(12,812)       $(12,870)       $(14,016)       $ (9,644)
                                                 ========        ========        ========        ========        ========

Net loss (basic and diluted) per common share
   before extraordinary item                            $(0.24)        $(1.37)       $(1.89)      $(2.48)       $(2.86)
                                                   =============  =============   ===========  ===========  ============

Net loss (basic and diluted) per common share
   after extraordinary item                                                                       $(2.67)
                                                                                               ===========

Weighted average common shares
   outstanding                                       12,263,870      9,320,800     6,815,936    5,256,997     3,366,424
                                                   =============  =============   ===========  ===========  ============

                                                                          DECEMBER 31,
                                           -----------------------------------------------------------------------
                                             1998            1997            1996            1995           1994
                                           --------        --------        --------        --------       --------
BALANCE SHEET DATA:
Working capital (deficiency)               $   (754)       $    (33)       $ (1,413)       $ 12,017       $  6,152
Total assets                                  9,152          11,688          12,820          23,389         14,739
Long-term debt                                2,403           3,204           7,407           9,099          6,715
Total shareholders' equity (deficit)          2,477           4,158            (713)         10,751          4,690


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in September 1987 through December 31, 1998, the Company incurred cumulative ongoing losses totaling $62,872,000. During this period, the Company's principal focus has been the design, development, testing and evaluation of its safety blood collection needle, and the design and development of the molds, machinery and systems used to manufacture the blood collection needle, as well as the design and development of new products. More recently, the Company has focused its efforts on developing strategic partnerships with major health care companies in order to assist with the development and expansion of its product lines.

         Total revenues increased by $4,265,000 in 1998 to $9,307,000, while operating costs and expenses decreased by $1,890,000 to $11,678,000. During 1998, the Company continued to review its cost of operations in order to reduce costs where possible.

         With the addition of a new blood collection needle assembly and packaging system in 1996, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for 1999. The Company will continue to review its cost of operations during 1999. In order to achieve profitability, further reductions in manufacturing and administrative costs and increases in sales are necessary.

         In January 1997, the Company entered into a Development and Licensing Agreement and a Supply Agreement with Johnson & Johnson Medical ("JJM"). Pursuant to the original agreements, the Company would develop and manufacture safety needle assemblies for JJM, to become part of a new safety I.V. catheter to be manufactured and sold by JJM, utilizing the Company's patented self-blunting needle design.

       In April 1998, the Company amended the original Development and License Agreement and canceled the Supply Agreement with JJM. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000 with an additional $500,000 payable upon the completion of certain milestones. The revised agreement also provides for an additional $300,000 payable to the Company for initial capital equipment purchases during 1998.

       On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation, a subsidiary of Tyco and a major supplier of sharps containers in the United States. The agreement allows Graphic Controls to purchase and distribute Bio-Plexus Drop-It(R) Needle Disposal Containers and Drop-It(R) Quick Release Needle Holders. The agreement has an initial term of three years, and shall be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

       On October 23, 1998 the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a PICC Introducer Catheter with TFX Medical, a division of Teleflex Incorporated, the industry's dominant supplier of PICC Introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC Introducer Catheters featuring Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company will design and develop safety needle assemblies to be used with the TFX Peelable Catheter, and will modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement.

       In October 1998, the Company entered into a distribution agreement with Fisher HealthCare of Houston, Texas, the second largest operating unit of Fisher Scientific. Fisher Scientific is one of the world leaders in serving science, providing more than 245,000 products and services to research, healthcare, industrial, educational and government customers in 145 countries. The distribution agreement allows Fisher HealthCare to purchase and distribute all of the Bio-Plexus blood collection products.

       The Company believes that similar arrangements may be possible with one or more major healthcare companies for its blood collection needle line, the winged intravenous set and other future products, and intends to continue to pursue this strategy during 1999. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.

YEARS ENDED DECEMBER 31, 1998 AND 1997

       The Company had product sales of $5,086,000 for the year ended December 31, 1998, compared with revenues of $3,542,000 for the prior year. The increase in sales is attributable to the expansion of its domestic account base, and better pricing on its products as well as sales of equipment to JJM on the I.V. catheter development project.

       The Company had revenues from services totaling $4,171,000 for the year ended December 31, 1998 resulting from progress payments by JJM for engineering time on the capital equipment project and the recognition of deferred revenue related to the I.V. catheter development project.

       Product costs were $4,781,000 for the year ended December 31, 1998, compared to $4,971,000 for the prior year. The 1998 amount includes the cost of equipment sales to JJM, as well as cost of goods sold related to safety medical products. The decrease in product costs for safety medical products is primarily the result of lower manufacturing costs associated with the blood collection needle line.

         Service costs for 1998 were $267,000 for the year ended December 31, 1998. These costs represent engineering time billed on the I.V. catheter development project with JJM.

         Research and development expenses were $463,000 for the year ended December 31, 1998, compared to $1,044,000 for the prior year. The decrease in these costs in 1998 resulted primarily from engineering costs billed to JJM on the capital equipment project and recognized under costs of goods sold, and the recognition of $841,000 of deferred revenue related to the development of the I.V. catheter for JJM recorded as a reduction in research and development expenses during 1998.

         Other operating and engineering costs were $1,857,000 for the year ended December 31, 1998, compared with $1,053,000 for the prior year. The increase in these costs is primarily attributable to the write-off of obsolete capital equipment totaling $1,359,000 compared to $512,000 in the prior year.

         Selling, general and administrative expenses were $4,310,000 for the year ended December 31, 1998, compared with $6,500,000 for the prior year. This decrease resulted primarily from the Company's further reductions in work force during 1998, as well as other administrative cost reductions.

         Financing expenses for the year ended December 31, 1998 were $589,000 compared to $3,786,000 for the prior year. The decrease resulted from lower interest expense associated with equipment lease financing, and, in the prior year, a one-time charge of $640,000 related to the conversion of warrants to common stock and a charge of $1,665,000 related to the amortization of the debt discount.

YEARS ENDED DECEMBER 31, 1997 AND 1996

         The Company had product sales of $3,542,000 for the year ended December 31, 1997, compared with revenues of $2,743,000 for the prior year. The increase in sales was attributable to the expansion of its domestic account base, as well as sales overseas through certain European distributors. The Company also recognized licensing fees of $1,500,000 and received $1,400,000 for the development of safety needle assemblies associated with the development of the safety I.V. catheter which was recorded as deferred revenue during the first quarter of 1997.

         Product costs were $4,971,000 for the year ended December 31, 1997, compared to $4,760,000 for the prior year. The increase in product costs is attributable to higher cost of goods sold due to higher product sales volumes in 1997, partially offset by lower manufacturing costs associated with its blood collection needle line.

         Research and development expenses were $1,044,000 for the year ended December 31, 1997, compared to $1,511,000 for the prior year. The Company's efforts in each of these periods reflected the continued focus on improving the design and continuing development of needle assembly systems and production molds for the blood collection needle, and its efforts to develop new products such as the winged intravenous set and I.V. catheter. The decrease in these costs in 1997 resulted primarily from the recognition of $559,000 of deferred revenue related to the development of the I.V. catheter for JJM under the Development and License Agreement. The deferred revenue recognition of $559,000 was recorded as a reduction in research and development expenses during 1997. The balance of the total $1,400,000 payment from JJM referred to above, was recognized during 1998.

         Other operating and engineering costs were $1,053,000 for the year ended December 31, 1997, compared with $896,000 for the prior year. The increase in these costs was primarily attributable to higher costs associated with increased production and the implementation of the new needle and packaging system late in 1996.

         Selling, general and administrative expenses were $6,500,000 for the year ended December 31, 1997, compared with $6,949,000 for the prior year. This decrease resulted primarily from the Company's reduction in its direct sales force during the second quarter of 1997 as well as other administrative cost reductions recognized during the third quarter of 1997.

         Financing expenses for the year ended December 31, 1997 were $3,786,000 compared to $1,497,000 for the prior year. The increase resulted primarily from an increase in deferred debt financing expenses and other financing expenses including other interest expense less interest income, and, in the first quarter, a one time charge of $640,000 related to the conversion of warrants to common stock and a charge of $1,665,000 related to the amortization of the January 1997 Debenture debt discount. The $640,000 charge consisted of $491,000 of inducement expense directly related to the reduction of the exercise price on the debt conversion from $9.00 to $7.00, and $149,000 of cash payments made in 1997 in lieu of future interest. Of the total of $3,786,000 in financing expenses, $2,841,000 were non-cash expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through December 31, 1998, the Company had received net proceeds of approximately $29,759,000 through borrowings and the sale of debt securities and $49,173,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $17,407,000 was received through the private placement of equity securities.

         As of December 31, 1998, the Company's principal source of liquidity was cash and short-term investments totaling $535,000. The Company invests its excess cash with a local bank in a short-term investment account backed by Treasury obligations and other federal agency obligations.

         The Company's primary cash requirement for 1999 will be for working capital to sustain ongoing operations for the blood collection needle program, debt service, and to a lesser extent further research and development on its winged intravenous set, PICC introducer, and other new products. The Company is considering the development of a strategic partnership with one or more major healthcare companies to assist with the development and expansion of its product line, in addition to the agreements it already has in place with JJM on the I.V. catheter and TFX on the PICC. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as it determines that additional strategic partnerships are feasible.

       During the first quarter of 1999, a member of the Company's Board of Directors and shareholder invested $1,000,000 in exchange for 502,500 shares of common stock and 75,000 warrants.

         The Company continues to explore additional sources of debt and equity financing, and has received commitments from certain outside sources, which are currently under review. The Company is also continuing to review opportunities to reduce overhead costs and debt service.

       The Company believes that these proceeds and other anticipated sources of funds, together with funds generated from sales of its products, will be sufficient to fund its cash requirements for 1999. These estimated cash requirements do not include significant expenditures in new product areas and amounts needed could vary based on the actual growth of sales and other factors. In addition to considering strategic partnerships, the Company is reviewing alternative financing strategies to raise additional funds in 1999, and is also continuing to review opportunities to reduce overhead costs and debt service. Failure to raise needed capital would have an adverse effect on the Company's operations, development plans and cash flows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to financial statements and financial statement schedules as
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 5, 1998, the Company dismissed its former independent accountants, PricewaterhouseCoopers LLP of Hartford, Connecticut and engaged Mahoney Sabol & Company, LLP of Hartford, Connecticut as its independent accountants.

         During the two most recent audited fiscal years of the registrant and through January 5, 1998, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

         The reports of the former independent accountants on the financial statements of the registrant for fiscal years ended December 31, 1996 contained no adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except that the opinion dated April 11, 1997, contained an explanatory paragraph relating to the registrant's ability to continue as a going concern.

         The decision to change accountants was approved by the Board of Directors of the registrant, and was undertaken as part of the Company's overall cost reduction program.

         A report on Form 8-K was filed on January 5, 1998.

                                    PART III


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:


                Name                     Age                                Position
-----------------------------------------------------------------------------------------------------------------
Lawrence C. Krampert (1)                 66      Chairman of the Board and Director
Richard L. Higgins                       56      President, Chief Executive Officer and Director
Thomas K. Sutton                         39      Executive Vice President
Carl R. Sahi (1)                         42      Vice President, Technology and Business Development, Treasurer
                                                 and Director
Kimberley A. Cady                        33      Vice President, Finance and Chief Financial Officer
Lucio Improta                            54      Vice President, International Business Development
David Himick (2) (3) (4)                 73      Director
Stanley E. Jacke  (2) (4)                74      Director
Richard D. Ribakove (2) (3)              44      Director
Herman Gross (4)                         81      Director


(1)      Member of 1995 Non-Employee Directors' Stock Option Plan Committee.

(2)      Member of Compensation Committee.

(3)      Member of Audit Committee.

(4)      Member of Finance Committee.

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

         Mr. Higgins is a Director of the Company and the Company's President and Chief Executive Officer. He joined the Company on a part-time basis as a consultant in May 1992 and became a full time employee in September 1993. From July 1996 to January 1998, Mr. Higgins served as the Company's Vice President, Finance. Mr. Higgins assumed his current position in January 1998. From February 1992 through September 1993, Mr. Higgins was self-employed as a business consultant. From June 1966 through February 1992, Mr. Higgins was employed by the State of Connecticut during which time he helped establish the Connecticut Development Authority ("CDA"). He served as the CDA's Executive Director from 1975 to 1992. Mr. Higgins holds a Bachelor of Arts degree from the University of Connecticut.

         Mr. Sahi is a Director of the Company and the Company's Vice President, Technology and Business Development and Treasurer. Mr. Sahi founded the Company in September 1987 and has been a Director since that time. Between September 1987 and October 1997, Mr. Sahi served as President of the Company. Prior to 1987, Mr. Sahi had seven years of entrepreneurial experience in developing products, services and small companies. His experience includes the development of a polyvinyl chloride gasketed plastic bottle cap, the formation and management of a company that assembled plastic immunoassay diagnostic test kits and the formation, management and sale of a janitorial maintenance company. Mr. Sahi is the principal inventor of the Company's self-blunting needle and founded the Company in order to design, develop, manufacture and market that product. Mr. Sahi has three years of undergraduate business education, holds a Bachelor's degree in Pathobiology from the University of Connecticut and has six years of graduate training in Chemistry.

         Mr. Improta is the Company's Vice President, International Business Development. In this position, Mr. Improta's responsibilities include introducing the Company's products overseas, by establishing a network of distributors in key foreign markets. Prior to his appointment, Mr. Improta was acting as a consultant to the Company through FRC International, to help establish distributors in Europe. In 1984, Mr. Improta formed his own company, H-S Hospital Service, specializing in interventional radiology products, where he was employed through 1993. He then formed a marketing consulting company, FRC International, where he was employed until joining the Company in January 1997. His prior experience includes employment with a number of medical products companies including Becton, Dickinson & Company, Ital-Gamma and Abbot Laboratories. Mr. Improta holds a Master's degree in Business Administration from MCE Europe.

         Mr. Sutton was appointed Executive Vice President in 1998. He has responsibility for Marketing and Sales, Human Resources, Quality Assurance, Engineering and Operations. Mr. Sutton previously served as the Company's Vice President, U.S. Marketing and Sales from November 1996 to March 1998. Mr. Sutton has extensive experience in marketing and sales of safety medical needles. Prior to his work at the Company, Mr. Sutton managed the Protectiv I.V. Catheter Safety System brand for Johnson & Johnson Medical, Inc. ("JJM"). Mr. Sutton served as Product Director for five years at JJM (1991-1996), and was a Sales Manager and Representative prior to holding that position. Mr. Sutton was in commercial banking for six years with the South Carolina National Bank, rising to the level of Vice President. Mr. Sutton holds a Bachelor of Science degree in Business Administration and a Master's degree in Business Administration, both from the University of South Carolina.

         Ms. Cady is the Company's Vice President, Finance and Chief Financial Officer. Between 1994 and 1996, Ms. Cady served as the Company's Cost Accountant and between 1996 and 1998 as the Company's Controller. Ms. Cady has eleven years of accounting and finance experience encompassing both public and private accounting, specializing in manufacturing. From 1989 to 1994, Ms. Cady was employed with Gerber Technology, Inc., a subsidiary of Gerber Scientific, Inc., most recently as their Supervisor of Cost Accounting. Prior to this, she was employed as an auditor with the public accounting firm of Deloitte & Touche, LLP. Ms. Cady holds a Bachelor of Science degree in Business Administration from Bryant College.

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

         Mr. Gross is a Director of the Company and a retired business executive. He became a Director of the Company in November 1998. He was Chairman of Elliot International, a company that imports apparel, from 1948 to 1981. He is a graduate of both City College of New York and Harvard Law School class of 1940. Mr. Gross is a member of the New York Bar. He brings to the Company his knowledge of finance, the international market and his understanding of patent law.

       There is no family relationship between any of the executive officers or Directors of the Company.

         Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board. Members of the Board of Directors are elected annually at the Annual Meeting of Shareholders.

       The Board of Directors has a Compensation Committee, a Finance Committee, an Audit Committee and a 1995 Non Employee Directors' Stock Option Plan Committee. The Compensation Committee administers the Company's 1991 Long Term Incentive Plan. The Finance Committee reviews and approves proposals for financing the Company. The Audit Committee reviews the results and scope of the annual audit and other services provided by the Company's independent auditors. The 1995 Non-Employee Directors' Stock Option Plan Committee administers the Company's 1995 Non-Employee Directors' Stock Option Plan.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company is not aware of any delinquent reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, to be filed with the Securities and Exchange Commission during the fiscal year ending December 31, 1998.


ITEM 11.   EXECUTIVE COMPENSATION

       Included below are tables which set forth certain information concerning compensation paid by the Company to its chief executive officer and all other executive officers with annual compensation in excess of $100,000 for the year ended December 31, 1998 (the "Named Executive Officers"). The tables include columns related to stock options and stock appreciation rights ("SARS") (contractual rights to compensation measured by increases in the value of the common stock payable in stock and/or cash). No SARS have been issued by the Company.

                                            SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                        Compensation
                                                     Annual Compensation                ------------
                                         -------------------------------------------     Securities
                                                                      Other Annual       Underlying             Other
  Name and Principal Position     Year    Salary   Bonus ($)        Compensation ($)    Options/SARS        Compensation
  ---------------------------     ----   -------   ---------        ----------------    ------------        ------------
                                           ($)                            (1)
                                           ---                            ---
Richard L. Higgins        (2)     1998   180,017                                           100,000
Chief Executive Officer           1997   100,000                                            25,000
                                  1996    90,385

Lawrence C. Krampert      (3)     1998    15,000
Chairman of the Board             1997   100,000                                           100,000 (4)

Ronald A. Haverl          (5)     1998                                                                        116,667 (6)
Chairman of the Board             1997   135,385                                                               83,333 (6)
                                  1996    22,000     31,236                  593,125

Carl R. Sahi              (7)     1998   190,769
Vice President, Business and      1997   220,000
Technology Development and        1996   220,000                             593,125
Treasurer

Thomas K. Sutton          (10)    1998   119,077                                              30,000
Executive Vice President          1997   103,000    14,401  (11)                              30,000
                                  1996    14,262    30,395  (11)

Lucio Improta              (8)    1998   150,000
Vice President, International     1997   144,231                                              30,000               4,248 (9)
Business Development


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

(3) Mr. Krampert was elected Chief Executive Officer of the Company on July 24, 1997 and President on October 29, 1997. Mr. Krampert resigned as an employee of the Company and assumed the position of Chairman of the Board of Directors effective January 6, 1998.

(4) Mr. Krampert's options expired in accordance with their terms upon his resignation as an employee of the Company on January 6, 1998.

(5) Mr. Haverl resigned as Chief Executive Officer of the Company on July 24, 1997 and as Chairman of the Board of Directors effective January 5, 1998.

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

                                       OPTION/SAR GRANT IN LAST FISCAL YEAR


                                                                                             POTENTIAL REALIZABLE VALUE
                      NUMBER OF                                                               AT ASSUMED ANNUAL RATES
                     SECURITIES       PERCENT OF TOTAL      EXERCISE                               OF STOCK VALUE
                     UNDERLYING       OPTIONS GRANTED       OR BASE                     APPRECIATION FOR OPTION TERM ($) (1)
                       OPTIONS         TO EMPLOYES IN        PRICE       EXPIRATION     ------------------------------------
       NAME          GRANTED (#)            1998             ($/SH)         DATE               5%                 10%
       ----          -----------            ----             ------         ----               --                 ---
Richard L. Higgins     100,000              54%               4.75        01/09/08            7.74               12.32
Thomas K. Sutton       30,000               16%               4.75        03/30/08            7.74               12.32


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

         Only non-employee members of the Board of Directors of the Company are eligible to receive grants of options under the Directors' Plan. Participants who had served as directors prior to the adoption of the Directors' Plan automatically received an option for 1,000 shares for each calendar year they served as a director. Accordingly, Mr. Ribakove received options for 9,000 shares of common stock for past services. During the term of the Directors' Plan, participants automatically receive a grant of an option for 1,000 shares of common stock on their election or re-election. Messrs. Krampert, Ribakove, Himick and Jacke have all received an automatic grant for 1,000 shares of common stock for services in 1998 and Mr. Gross received an automatic grant for 1,000 shares of common stock upon his election in November 1998. All options granted vest one (1) year after the grant, are exercisable for the lesser of one (1) year from the termination as a director or five (5) years from grant, and have an exercise price equal to the fair market value of the underlying shares of common stock at the time of grant. Vesting is accelerated upon the death, disability, or retirement of a participant. Should a participant terminate his or her service as a director for any other reason, shares not fully vested under an option will be forfeited. Payment of the option exercise price may be made in cash or by transfer to the Company of shares of common stock having a fair market value equal to the option exercise price, or by withholding from the shares that would otherwise be issued under an option, that number of shares having a fair market value equal to the option exercise price.

         There are fifty thousand (50,000) shares reserved for issuance under the Directors' Plan. There were twenty-one thousand (21,000) shares subject to outstanding options as of December 31, 1998. There are also five-thousand (5,000) options outstanding that were issued to a Director of the Company outside of the Director's Plan.

         Non-employee directors also received $2,500 per quarter for the first three quarters of 1998 for serving on the Board of Directors. Beginning with the fourth quarter of 1998, directors receive $2,500 in Company stock valued at 85% of the 30 day average market price for the stock for the month prior to the month in which payments would be made.

EMPLOYMENT AGREEMENTS

       The Company has an employment agreement with Mr. Improta dated January 13, 1997 filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended on March 31, 1997 and incorporated by reference herein. Under the terms of the agreement, Mr. Improta receives an annual salary of $150,000 plus commissions and is subject to customary confidentiality and non-competition provisions. The initial term of the agreement is 18 months which is automatically renewed for a second 18 month term absent notice of termination for cause. Subject to the terms of the agreement, either party may terminate the agreement during the second term, based on certain severance provisions.

       The Company had an arrangement with Mr. Haverl that became effective upon his resignation as Chief Executive Officer of the Company, the terms of which were set forth as Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Under the terms of the arrangement, Mr. Haverl received a severance payment of $200,000 less certain adjustments payable in twelve monthly installments. In addition, Mr. Haverl acted as a consultant to the Company for an initial term commencing August 1, 1997 and ending September 30, 1997 at no cost to the Company.

       All employees have executed confidentiality agreements with the Company.

INCENTIVE PLAN

         In May 1991 the Company adopted its 1991 Long Term Incentive Plan (as amended, the "Plan"). Pursuant to the Plan, the Compensation Committee of the Board (the "Committee") has the power to make grants or awards to persons who, in the judgment of the Committee, have contributed or will contribute, to the long-term success of the Company. The Board generally may amend, suspend or terminate the Plan in whole or in part. However, amendments which materially increase the benefits accruing to participants under the Plan, increase the number of shares of common stock reserved for purposes of the Plan or materially modify the requirements as to eligibility to participate in the Plan must also be approved by the Company's shareholders. Awards and grants under the Plan may be made in a variety of forms, including warrants to purchase common stock, stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("ISOs"), and restricted stock. Stock options may be accompanied by SARS, and restricted stock may be accompanied by grants of performance shares (contractual rights to compensation measured by increases in the value of the common stock payable in cash). The Committee in its discretion determines who receives grants or awards under the Plan, the number of warrants, options, ISOs, SARs, performance shares, and shares of restricted stock, the option price, and the duration of the awards. One Million (1,000,000) shares have been reserved for issuance under the Plan, including 428,900 shares subject to outstanding options under the Plan as of December 31, 1998. There were 21,000 options exercised under the Plan during 1998. The exercise prices of options awarded under the Plan were the fair market value of the underlying shares at the time of the award, as determined by the Compensation Committee of the Board of Directors.

       On January 20, 1999 at a meeting of the Board of Directors, a decision was made to reduce the exercise prices on existing employee stock options awarded under the 1991 Long Term Incentive Plan to $2.75 per share. This reduction was made in an effort to more appropriately value the options given the decline in the Company's stock price since the original grant dates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Ribakove, Himick and Jacke are the members of the Compensation Committee. Each is a non-employee director of the Company. No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for any other entity.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the common stock as of March 15, 1999 (unless otherwise specified) for: ( i) each person who is known by the Company to beneficially own more than 5% of the common stock; (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all the directors and executive officers as a group.

                                                                                     PERCENT OF
                                                     AMOUNT AND NATURE                 CLASS
NAME AND ADDRESS (1)                                   OF BENEFICIAL                BENEFCIALLY
OF BENEFICIAL OWNER                                    OWNERSHIP (2)                   OWNED
--------------------------------------------    ----------------------------     -------------------
Herman Gross (3)                                                  1,616,168            12.2%
Lawrence C. Krampert                                                  1,000              *
Richard L. Higgins (4)                                               54,999              *
Carl R. Sahi (5)                                                    598,500             4.5%
David Himick (6)                                                  1,599,512            12.0%
Lucio Improta (7)                                                    20,000              *
Thomas K. Sutton (8)                                                 30,000              *
Kimberley A. Cady (9)                                                10,833              *
Richard D. Ribakove (10)                                             42,730              *
Stanley E. Jacke (11)                                                11,000              *
All directors and executive officers as                           3,984,742             30%
   a group (10 persons)

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

(3) Includes 75,000 shares issuable upon the exercise of warrants owned by Mr. Gross which are presently exercisable.

(4) Includes 54,999 shares of common stock issuable upon the exercise of options owned by Mr. Higgins which are presently exercisable.

(5) Includes 50,000 shares of common stock held by E.B. Hanson, Inc., a company controlled by Mr. Sahi and 125,000 shares of common stock issuable upon the exercise of warrants held by Mr. Sahi which are presently exercisable.

(6) Includes 145,378 shares owned jointly by Mr. Himick and his wife and as to which they share voting and investment power and 77,000 shares issuable upon the exercise of warrants and options owned by Mr. Himick which are presently exercisable.

(7) Includes 20,000 shares of common stock issuable upon the exercise of options owned by Mr. Improta which are presently exercisable.

(8) Includes 30,000 shares of common stock issuable upon the exercise of options owned by Mr. Sutton which are presently exercisable.

(9) Includes 10,833 shares of common stock issuable upon the exercise of options owned by Ms. Cady which are presently exercisable.

(10) Includes 28,430 shares owned jointly by Mr. Ribakove and his wife in tenancy by their entirety. As to such shares, Mr. Ribakove and his wife share voting and investment power. Also includes 13,000 shares of common stock issuable upon the exercise of options owned by Mr. Ribakove, and 600 shares held in custodial accounts for the Ribakoves' minor children.

(11) Includes 7,000 shares of common stock issuable upon the exercise of options owned by Mr. Jacke which are presently exercisable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

Listed on page F-1 of the Financial Statements.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1998. A report on Form 8-K was filed on January 5, 1998 reporting a change in registrant's certifying accountants.

(c) Exhibits

 EXHIBIT
 NO.              DESCRIPTION                                       METHOD OF FILING
-------------     ---------------------------------------           ------------------------------------------
 1.1              Form of Underwriting Agreement between
                  Advest, Inc. and the Company................      Incorporated by reference to Exhibit 1.1
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 1.2              Form of Advest, Inc. Warrant................      Incorporated by reference to Exhibit 1.2
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 1.3              Form of Advest, Inc. Registration Rights
                  Agreement...................................      Incorporated by reference to Exhibit 1.3
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 1.4              Form of Underwriting Agreement among
                  Advest, Inc. as representative of the
                  several underwriters named therein and the
                  Company.....................................      Incorporated by reference to Exhibit 1.1
                                                                    to the Registrant's Amendment No. 2 to the
                                                                    registration statement on Form S-1 filed
                                                                    on September 15, 1995 (File No.
                                                                    33-95554).

 3.1              Certificate of Incorporation of the
                  Company, as amended.........................      Incorporated by reference to Exhibit 3.1
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended September 30,
                                                                    1998 (File No. 0-24128).

 3.2              Bylaws of the Company, as amended...........      Incorporated by reference to Exhibit 3.2 to the
                                                                    Registrant's Annual Report on Form 10-K filed on
                                                                    April 13, 1998 (File No. 0-24128).

 4.1              Loan Agreement, dated January 7, 1992,
                  between the Company and CII.................      Incorporated by reference to Exhibit 4.1
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 4.2              Loan Agreement dated July 27, 1993,

                  between the Company and the CDA.............      Incorporated by reference to Exhibit 4.2
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 4.3              Form of Unsecured Term Notes with
                  Detachable Warrants to Purchase Common
                  Stock.......................................      Incorporated by reference to Exhibit 10.4
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 4.4              Loan Agreement, dated March 7, 1995,
                  between the Company and the CDA.............      Incorporated by reference to Exhibit 4.4
                                                                    to the Registrant's Annual Report on Form
                                                                    10-K filed on March 30, 1995 (File No.
                                                                    0-24128).

 4.4a             Letter agreement dated March 31, 1997
                  between the Company and CDA.................      Incorporated by reference to Exhibit 4.4a
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on March
                                                                    31, 1997 (File No. 0-24128).

 4.5              Promissory Note, dated October 28, 1994,
                  between the Company and Victor and
                  Margaret DeMattia...........................      Incorporated by reference to Exhibit 4.5
                                                                    to the Registrant's Annual Report on Form
                                                                    10-K filed on March 30, 1995 (File No.
                                                                    0-24128).

 4.6              Offshore Convertible Securities
                  Subscription Agreement dated January 30,
                  1997 between the Company and Shepherd
                  Investments International Ltd., as amended
                  by Letter agreement dated March 25, 1997,
                  and as further amended by Letter agreement
                  dated April 16, 1997........................      Incorporated by reference to Exhibit 4.6
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on March
                                                                    31, 1997 (File No. 0-24128).

 4.6a             Letter agreement between the Company and
                  Ronald A. Haverl and Carl R. Sahi
                  regarding voting of Class A Common
                  Stock.......................................      Incorporated by reference to Exhibit 4.6
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1997 (File No. 0-24128).

10.1              Lease, dated March 7, 1989, between the
                  Company and T&S Limited Partnership, as
                  amended.....................................      Incorporated by reference to Exhibit 10.1
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

10.2              Royalty Agreement, dated November 6, 1989,
                  between the Company and CII, as amended.....      Incorporated by reference to Exhibit 10.2

                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

10.3              Master Lease Agreement, dated April 30,
                  1993, between the Company and Aberlyn
                  Capital Management and its Affiliate,
                  Aberlyn.....................................      Incorporated by reference to Exhibit 10.3
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

10.4              Purchase and Sale Agreement, as amended,
                  for 129 Reservoir Road, Vernon,
                  Connecticut, dated October 28, 1994,
                  between the Company and Victor and
                  Margaret DeMattia...........................      Incorporated by reference to Exhibit 10.4
                                                                    to the Registrant's Annual Report on Form
                                                                    10-K filed on March 30, 1995 (File No.
                                                                    0-24128).

10.5              Lease, dated March 11, 1994, between the
                  Company and Thomas D. Buccino d/b/a The
                  Mill Works..................................      Incorporated by reference to Exhibit 10.5
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

10.6              Marketing and Distribution Agreement dated
                  March 16, 1995, between the Company and
                  Allegiance..................................      Incorporated by reference to Exhibit 10.6
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.7              1991 Long-Term Incentive Plan...............      Incorporated by reference to Exhibit 10.7
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.8              Stock Warrant granted by the Company to
                  Ronald A. Haverl............................      Incorporated by reference to Exhibit 10.8
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.9              Stock Warrant granted by the Company to
                  Carl R. Sahi................................      Incorporated by reference to Exhibit 10.9
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.10             Stock Warrant granted by the Company to
                  Ronald A. Haverl............................      Incorporated by reference to Exhibit 10.10
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.11             Stock Warrant granted by the Company to
                  Carl R. Sahi................................      Incorporated by reference to Exhibit 10.11

                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.12             Master Equipment Lease Agreement dated as
                  of March 8, 1995, between the Company and
                  Financing for Science International, Inc....      Incorporated by reference to Exhibit 10.12
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1995 (File No. 0-24128).

10.13             1995 Non-Employee Directors' Stock Option
                  Plan........................................      Incorporated by reference to Exhibit 10.13
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1995 (File No. 0-24118).

10.14             Note and Warrant Purchase Agreement, Form
                  of Private Placement Note, Security
                  Agreement, and Form of Warrant..............      Incorporated by reference to Exhibit 10.14
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1995 (File No. 0-24128).

10.15             Letter Agreement with Aberlyn Capital
                  Management Limited Partnership..............      Incorporated by reference to Exhibit 10.15
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1995 (File No. 0-24128).

10.16             Employment Agreement dated January 13,
                  1997 between the Company and Lucio
                  Improta.....................................      Incorporated by reference to Exhibit 10.15
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on March
                                                                    31, 1997 (File No. 0-24128).

10.17             Term Sheet dated August 1, 1997
                  describing arrangement between the Company
                  and Ronald Haverl...........................      Incorporated by reference to Exhibit 10.17
                                                                    to the Registrant's Annual Report on
                                                                    Form 10-K/A filed on April 30, 1998
                                                                    (File No. 0-24128).

10.18             Development and License Agreement dated
                  January 28, 1997 by and between the Company
                  and Johnson & Johnson Medical, Inc..........      Incorporated by reference to Exhibit 10.18
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on September
                                                                    30, 1998 (File No. 0-24128).

10.19             Supply Agreement dated January 28, 1997 by
                  and between the Company and Johnson &
                  Johnson Medical, Inc........................      Incorporated by reference to Exhibit 10.18
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on September
                                                                    30, 1998 (File No. 0-24128).

10.20             Term Promissory Note issued to
                  Carl R. Sahi...............................       Incorporated by reference to Exhibit 10.20
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on September
                                                                    30, 1998 (File No. 0-24128).

10.21             Warrant for shares of common stock
                  issued to Carl R. Sahi......................      Incorporated by reference to Exhibit 10.21
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on September
                                                                    30, 1998 (File No. 0-24128).

10.22             Distribution Agreement dated October 6,
                  1998 by and between the Company and Graphic
                  Controls Corporation........................      Filed with this report.

10.23             Design, Development and Asset Transfer
                  Agreement dated October 23, 1998 by and
                  between the Company and TFX Medical.........      Filed with this report.

10.24             License Agreement dated October 23, 1998
                  by and between the Company and TFX Medical..      Filed with this report.

23                Consent of Mahoney, Sabol & Company,
                  LLP.........................................      Filed with this report.

23a               Consent of Price Waterhouse LLP.............      Filed with this report

27                Financial Data Schedule.....................      Filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BIO-PLEXUS, INC.
                                            (REGISTRANT)



                                            By: /s/ Richard L. Higgins
                                                --------------------------------
                                                    Richard L. Higgins
                                              President, Chief Executive Officer
                                                       and Director

                                            By: /s/ Kimberley A. Cady
                                                --------------------------------
                                                       Kimberley A. Cady
                                                   Chief Financial Officer


Dated: March 31, 1999

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Richard L. Higgins     President, Chief Executive Officer       March 31, 1999
    -----------------------         and Director
    Richard L. Higgins

By: /s/ Lawrence C. Krampert   Chairman and Director                    March 31, 1999
    ------------------------
    Lawrence Krampert

By: /s/ Carl R. Sahi           Director and Vice President              March 31, 1999
    -----------------------
    Carl R. Sahi

By: /s/ Stanley E. Jacke       Director                                 March 31, 1999
    -----------------------
      Stanley Jacke

                                BIO-PLEXUS, INC.

                          INDEX TO FINANCIAL STATEMENTS



FINANCIAL STATEMENTS:                                                                      PAGE


Report of  Independent Accountants........................................................F-2, F-3

Balance Sheets at December 31, 1998 and 1997.................................................F-4

Statements of Operations for the years ended December 31, 1998, 1997 and 1996................F-5

Statements of  Changes in Shareholders' Equity (Deficit) for the years ended
December 31, 1998, 1997  and  1996...........................................................F-6

Statements of  Cash Flows for the years ended December 31, 1998, 1997, and 1996..............F-7

Notes to Financial Statements................................................................F-8

   All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bio-Plexus, Inc.

     We have audited the balance sheets of Bio-Plexus, Inc. as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Plexus, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Mahoney Sabol & Company, LLP

Hartford, CT
March 5, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bio-Plexus, Inc.

     In our opinion, the statements of operations, of cash flows and of changes in shareholders' deficit for the year ended December 31, 1996 present fairly, in all material respects, the results of operations and cash flows of Bio-Plexus, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Bio-Plexus for any period subsequent to December 31, 1996.

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


PricewaterhouseCoopers LLP

Hartford, CT
April 11, 1997

                                BIO-PLEXUS, INC.

                                 BALANCE SHEETS


                                                                   DECEMBER 31,        DECEMBER 31,
                                                                      1998                1997
                                                                   ------------        ------------

ASSETS
Current assets:
     Cash and cash equivalents                                     $    535,000        $  1,502,000
     Accounts receivable                                                564,000             395,000
     Inventories:
           Raw materials                                              1,164,000             985,000
         Work-in-process                                                470,000             625,000
          Finished goods                                                390,000             297,000
                                                                   ------------        ------------
                                                                      2,024,000           1,907,000
                                                                   ------------        ------------
     Notes receivable                                                      --               152,000
     Other current assets                                               246,000             168,000
                                                                   ------------        ------------
         Total current assets                                         3,369,000           4,124,000
                                                                   ------------        ------------

Investment in Jordan Pharmaceuticals (Note 3)                           600,000                --

Fixed assets, net (Note 4)                                            4,661,000           7,087,000

Deferred debt financing expenses                                         10,000              73,000
Patents, net of amortization                                            252,000             152,000
Other assets                                                            260,000             252,000
                                                                   ------------        ------------
                                                                   $  9,152,000        $ 11,688,000
                                                                   ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 5)                    $  1,811,000        $  2,219,000
     Note payable (Note 5)                                              250,000                --
     Accounts payable and accrued expenses                              528,000             619,000
     Accrued interest payable                                            28,000              26,000
     Accrued vacation                                                   196,000             248,000
     Other accrued employee costs                                       213,000             204,000
     Product replacement costs                                          222,000                --
     Deferred revenue (Note 12)                                         875,000             841,000
                                                                   ------------        ------------
         Total current liabilities                                    4,123,000           4,157,000
                                                                   ------------        ------------

Other long-term debt, net (Note 5)                                    2,403,000           3,204,000
Redeemable Class A common stock                                            --                20,000
Redeemable common stock warrants (Note 7)                               149,000             149,000
Commitments and contingencies (Note 10)                                    --                  --

Shareholders' equity (Note 7):
     Convertible preferred stock, no par value, 3,000,000
     authorized, no shares issued and outstanding                          --                  --
     Common stock, no par value, 18,000,000 authorized,
     12,793,165 and 12,137,787 shares issued and outstanding         65,349,000          64,070,000
     Accumulated deficit                                            (62,872,000)        (59,912,000)
                                                                   ------------        ------------
         Total shareholders' equity                                   2,477,000           4,158,000
                                                                   ------------        ------------
                                                                   $  9,152,000        $ 11,688,000
                                                                   ============        ============




   The accompanying notes are an integral part of these financial statements.

                                 BIO-PLEXUS, INC

                            STATEMENTS OF OPERATIONS






                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------

                                                              1998                1997                1996
                                                          ------------        ------------        ------------
Revenue:                                                  $  5,086,000        $  3,542,000        $  2,743,000
  Product
  Services                                                   4,171,000                --                  --
  Licensing fees (Note 12)                                      50,000           1,500,000                --
                                                          ------------        ------------        ------------
       Total revenue                                         9,307,000           5,042,000           2,743,000
                                                          ------------        ------------        ------------

Costs and expenses:
  Product                                                    4,781,000           4,971,000           4,760,000
  Services                                                     267,000                --                  --
  Research and development                                     463,000           1,044,000           1,511,000
  Other operating and engineering costs                      1,857,000           1,053,000             896,000
  Selling, general and administrative                        4,310,000           6,500,000           6,949,000
                                                          ------------        ------------        ------------
       Total operating costs and expenses                   11,678,000          13,568,000          14,116,000
                                                          ------------        ------------        ------------

Financing expenses:
  CII debt:
     Interest expense                                             --                  --                28,000
     Amortization of deferred debt financing                    63,000             382,000              96,000
  Other financing expenses (Note 5)                            633,000           3,551,000           1,745,000
  Less:  Interest income                                      (107,000)           (147,000)           (372,000)
                                                          ------------        ------------        ------------
       Total financing expenses                                589,000           3,786,000           1,497,000
                                                          ------------        ------------        ------------

Net loss                                                    (2,960,000)        (12,312,000)        (12,870,000)
Less:  Imputed dividend on preferred stock (Note 7)               --              (500,000)               --
                                                          ------------        ------------        ------------

Net loss applicable to common stock                       $ (2,960,000)       $(12,812,000)       $(12,870,000)
                                                          ============        ============        ============


Net loss (basic and diluted) per common share             $      (0.24)       $      (1.37)       $      (1.89)
                                                          ============        ============        ============


Weighted average common shares outstanding                  12,263,870           9,320,800           6,815,936
                                                          ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                          CONVERTIBLE
                                             COMMON STOCK                PREFERRED STOCK           ACCUMULATED
                                    ----------------------------    -------------------------
                                       SHARES         AMOUNT         SHARES         AMOUNT           DEFICIT           TOTAL
                                    ------------    ------------    ----------    -----------    -------------     ------------
Balance - December 31, 1995            6,568,938    $ 45,481,000                  $                (34,730,000)    $ 10,751,000
Exercise of stock options                103,000         142,000                                                        142,000
Exercise of warrants                     250,000         345,000                                                        345,000
Conversion of warrants                   124,614         850,000                                                        850,000
Warrants issued with debt                                 69,000                                                         69,000
Net loss                                                                                           (12,870,000)     (12,870,000)
                                    ------------    ------------    ----------    -----------    -------------     ------------

Balance - December 31, 1996            7,046,552      46,887,000                                   (47,600,000)        (713,000)
Exercise of stock options                 36,000          50,000                                                         50,000
Cash proceeds from sale                  997,000       2,493,000     1,250,000      5,000,000                         7,493,000
Conversion of preferred stock          1,931,291       4,929,000    (1,250,000)    (5,000,000)                          (71,000)
Conversion of notes payable            1,791,627       7,145,000                                                      7,145,000
Conversion of warrants                   335,317       2,566,000                                                      2,566,000
Net loss before imputed dividend                                                                   (12,312,000)     (12,312,000)
                                    ------------    ------------    ----------    -----------    -------------     ------------

Balance - December 31, 1997           12,137,787      64,070,000          --             --        (59,912,000)       4,158,000
Exercise of stock options                 21,000          29,000                                                         29,000
Cash proceeds from sale                  634,378       1,250,000                                                      1,250,000
Net loss                                                                                            (2,960,000)      (2,960,000)
                                    ------------    ------------    ----------    -----------    -------------     ------------

Balance - December 31, 1998           12,793,165    $ 65,349,000          --      $      --      $ (62,872,000)    $  2,477,000
                                    ============    ============    ==========    ===========    =============     ============


   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                            STATEMENTS OF CASH FLOWS



                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                 1998                1997                1996
                                                             ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (2,960,000)       $(12,812,000)       $(12,870,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
     Depreciation and amortization                                923,000           1,343,000           1,317,000
     Inducement expense on conversion                                                 640,000
     Imputed dividend                                                                 500,000
     Writedown of equipment to net realizable value             1,359,000             512,000             550,000
     Amortization of deferred debt financing
     expenses                                                      63,000             382,000              96,000
     Amortization of debt discount                                 59,000           1,819,000             454,000
     Decrease (increase) in assets:
     Accounts receivable                                         (169,000)             (9,000)           (248,000)
     Inventories                                                 (117,000)            (51,000)            773,000
     Notes receivable                                             152,000
     Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                        (91,000)         (1,074,000)          1,008,000
     Accrued interest payable                                       2,000              (1,000)             (2,000)
     Accrued vacation and other accrued employee costs            (43,000)            (10,000)             19,000
     Accrued product replacement costs                            222,000
     Increase in deferred revenue (Note 12)                        34,000             841,000
     Other                                                        155,000             164,000            (345,000)
                                                             ------------        ------------        ------------
         Net cash used in operating activities                   (411,000)         (7,756,000)         (9,248,000)
                                                             ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets                        (82,000)           (409,000)         (2,066,000)
Long-term investments (Note 3)                                   (600,000)
Cost of patents                                                  (115,000)           (108,000)            (29,000)
                                                             ------------        ------------        ------------
         Net cash used in investing activities                   (797,000)           (517,000)         (2,095,000)
                                                             ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock                                   5,000,000
Proceeds from sale of common stock (Note 7)                     1,250,000           2,493,000
Proceeds from exercise of common stock warrants                                       282,000             345,000
Proceeds from exercise of common stock options                     29,000              50,000             142,000
Redemption of common stock (Note 7)                               (20,000)
Proceeds from long-term debt (Note 5)                             300,000           4,700,000
Increase in notes payable (Note 5)                                250,000
Proceeds from sale and leaseback                                                      369,000           2,228,000
Repayments of long-term debt                                   (1,568,000)         (4,441,000)         (1,892,000)
                                                             ------------        ------------        ------------
         Net cash provided by financing activities                241,000           8,453,000             823,000
                                                             ------------        ------------        ------------

           Net (decrease) increase in cash and cash
             equivalents                                         (967,000)            180,000         (10,520,000)
         Cash and cash equivalents, beginning of
                  period                                        1,502,000           1,322,000          11,842,000
                                                             ------------        ------------        ------------
         Cash and cash equivalents, end of period            $    535,000        $  1,502,000        $  1,322,000
                                                             ============        ============        ============

Supplemental cash flow disclosures:
     Cash payments of interest                               $    572,000        $  1,093,000        $  1,276,000
     Cash payments of income taxes                                  4,000               9,000              15,000
     Surrender of debt upon warrant exercise                                        2,265,000           1,110,000
     Surrender of debt upon conversion to equity                                    5,787,000



    The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.       FORMATION AND OPERATIONS OF THE COMPANY

                  Bio-Plexus, Inc. (the "Company") was incorporated in Connecticut on September 4, 1987. The Company was formed for the purpose of the design, development, manufacture and sale of medical products. The Company's operations consist of two business segments:
         Safety Medical Products and Accessories and Joint Venture Design and Development.

                  The products included in the Company's Safety Medical Products and Accessories segment include safety blood collection needles, needle holders, and needle disposal containers. The Company sells its products to hospitals, medical centers, and certain distributors both domestically and internationally. Since inception, the Company has devoted substantially all of its efforts to the development and marketing of a series of safety blood collection needles marketed under the Punctur-Guard(R) trademark and the development and construction of needle assembly systems used to manufacture the Punctur-Guard(R) needles. The Company has funded its operating losses since inception through loans and the sale of debt and equity securities.

                  The Joint Venture Design and Development segment includes all contract design and development revenue and associated costs resulting from joint ventures and strategic partnerships with other healthcare companies. The primary source of these revenues to date has been the development contract with Johnson & Johnson Medical ("JJM") for the design and development of a new safety I.V. catheter to be manufactured and sold by JJM. (See Note 12).

                  Product sales growth continued to expand in 1998 and the Company achieved increased manufacturing capacity and reduced costs which will enable the Company to meet the expected increased demand for its products in 1999. The Company also plans to pursue new opportunities for additional strategic partnerships to assist with the funding and development costs of other new products. However, in order to generate adequate cash flows to fund operations, the Company will need to achieve significant revenue growth and continue to reduce manufacturing and administrative costs. Accordingly, the Company will require additional capital in 1999 to fund operations.

                  The Company continues to explore additonal sources of debt and equity financing and has received commitments from certain outside sources which are currently under review. Funds from these sources, together with cash from product sales, are expected to be sufficient to fund operations and debt service for 1999; however, the Company is exploring alternative sources of funds as well as the possibility of entering into additional strategic partnerships so that it can reduce its current debt service. The Company is also reviewing opportunities to further reduce operating costs and expenses.

                  There are risks and uncertainties surrounding management's plans. The Company's failure to successfully implement its plan, including raising sufficient capital, through a strategic partnership or otherwise, would have an unfavorable effect on the Company's financial condition.


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

         Short-Term Investments

                  The Company may invest its excess cash with a local bank in a short-term investment account backed by either US Treasury bonds or federal agency obligations.

         Inventories

                  All inventories are stated at cost using the weighted average valuation method. Included in inventory totals were allowance for obsolescence of $56,000 and $182,000 at December 31, 1998 and 1997, respectively.

         Revenue Recognition

                  Product sales and related costs are recorded by the Company upon shipment of product to the customer in years 1996 and prior and to the customer or distributor in 1997 to present.

                  Equipment sales in 1998, as a result of strategic partnerships, were progress billed and revenue was recognized in the billing period.

                  The Company's strategic partnerships resulted in the recognition of development contract or "service" revenue during 1998. Pursuant to the terms of the agreements with these strategic partners, product and process development services were progress billed as performed and revenue was recognized over the estimated project period.

         Long-Term Investments

                  The company is utilizing the cost method in connection with the valuation of its long-term investment (see Note 3).

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

         Effect of New Accounting Standards

                  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" effective in 1996 for calendar year-end companies. The Company adopted the provisions of SFAS 123 for the periods presented (see Note 8).

                  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company adopted SFAS 128 for the periods presented. In determining net loss per common share, common stock equivalents (see Note 8) are excluded from the computation as their effect is anti-dilutive.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" effective for periods beginning December 15, 1997. The Statement requires that a public enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In fiscal 1998, with the onset of the development contract with JJM, the Company began internally reporting two distinct segments: Safety Medical Products and Joint Venture Design and Development. The Company adopted SFAS 131 for the periods presented (see Note 13).

         Reclassification

                  Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.


3.       LONG-TERM INVESTMENT

                  On September 2, 1998, the Company loaned $600,000 to Jordan Pharmaceuticals, Inc. ("Jordan"), a California corporation, in exchange for a one-year promissory note. On October 31, 1998, the Company converted the promissory note into 120,000 shares of Jordan Series A Preferred Stock. Interest that had accrued on the note from September 2, 1998 until the date of conversion was paid in 526 shares of Jordan Series A Preferred Stock. For the period September 30, 1998 through December 31, 1998, the Company received a dividend in the amount of 2,411 shares of Jordan Series A Preferred Stock. The investment is valued in the financial statements using the cost method, as the percentage of the voting stock held as an investment by the Company is insufficient to exercise significant influence over Jordan.


4.       FIXED ASSETS

                  Fixed assets consist of the following:

                                                    December 31,        December 31,
                                                        1998                1997
                                                    ------------        ------------
         Fixed assets under capital lease:
              Machinery and equipment               $  2,580,000        $  3,053,000
              Production molds                         1,892,000           1,892,000
              Office furniture and equipment             472,000             472,000
                                                    ------------        ------------
                   Total under capital lease           4,944,000           5,417,000
              Land and building                        2,438,000           2,437,000
              Machinery and equipment                    155,000             295,000

              Construction-in-progress                   336,000           1,313,000
              Production molds                           779,000           1,001,000
              Office furniture and equipment             191,000             182,000
              Leasehold improvements                     169,000             162,000
                                                    ------------        ------------
                                                       9,012,000          10,807,000
              Less:  accumulated depreciation         (4,351,000)         (3,720,000)
                                                    ------------        ------------
                                                    $  4,661,000        $  7,087,000
                                                    ============        ============


                  At December 31, 1998 and 1997, the Company had approximately $4,944,000 and $5,417,000, respectively, of fixed assets subject to a sale-leaseback arrangement with third party lessors (see Note 5).

                  Depreciation expense was $909,000 in 1998, $1,333,000 in 1997, and $1,313,000 in 1996.


5.       DEBT

         Unsecured Term Notes

                  During 1993, the Company sold $4,230,000 of unsecured term notes with detachable warrants to purchase 469,996 shares of common stock at $9 per share. Subsequent to December 31, 1993 and through February 15, 1994, the Company sold an additional $628,000 of unsecured term notes with warrants to purchase 69,814 shares of common stock at $9 per share. The term notes bear interest at 8%. One-third of the principal amount of the notes matured on December 31, 1997 and the remainder matured on December 31, 1998. The warrants were exercisable until December 31, 1998.

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

                  In January 1999, the principal balance remaining of $710,000 was paid to retire the debt. All outstanding warrants expired on December 31, 1998, and none were exercised during the year.

         Lease Financing -- Machinery and Equipment and Molds

                  On April 1, 1994, the Company and a lessor agreed to a $2,000,000 expansion to a previous sale-leaseback agreement for certain machinery and molds. The lease term is 42 months from the date specific equipment is leased with interest at a rate of 15%. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 47,500 shares of common stock at $9 per share. The warrants are exercisable through April 30, 2001. The fair value of the warrants on the date of issuance was recorded as a deferred financing expense.

                  On March 8, 1995, the Company entered a five-year sale-leaseback financing agreement in amounts up to $2,000,000 with an equipment lessor on certain machinery and molds. Monthly rent expense equals 2.14% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 10% or more than 15% of the equipment cost. In June 1995, the Company utilized approximately $1,000,000 of the commitment, and as an inducement, the Company issued the lessor warrants to purchase 6,355 shares of Common Stock at an exercise price of $13.63 per share with an exercise period of five years. The fair value of the warrants at the date of issuance was recorded as a discount on the lease obligation.

                  On June 28, 1996, the Company and the lessor agreed to a $2,000,000 expansion of the sale-leaseback financing agreement to finance the purchase of a new needle production machine. The lease term was four years and monthly rent payments equal 2.50% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 15% or more than 20% of the equipment cost. At December 31,1998, the Company had approximately $1,077,000 outstanding under the expanded $2,000,000 financing agreement. As an inducement, the Company issued the lessor warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years. The fair value of the warrants at the date of issuance was recorded as a discount on the lease obligation.

                  In addition, the Company entered into a Reserve Pledge and Security Agreement with the lessor requiring the Company to establish a Security Reserve of $250,000, as additional collateral for the lessor which was recorded within other assets in the Company's financial statements.

                  On September 19, 1996, the Company entered a three-year sale-leaseback financing agreement for amounts up to $150,000 with an equipment lessor for certain machinery and equipment. Monthly rent expense equals 3.32% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 10% of the original equipment cost.

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

         Term Notes

                  On September 8, 1998, the Company received $250,000 from an officer of the Company in exchange for a one-year promissory term note with warrants. The term note bears interest at 8% per annum and is payable quarterly in arrears commencing on December 8, 1998. If not paid sooner, the principal amount of this note shall be paid on September 8, 1999. With the note, there were 30,000 common stock warrants issued with a three-year life and an exercise price of $2.09 per share.

                  In December 1998, the Company received $300,000 in exchange for five-year term notes with warrants. The term notes bear interest at a rate of 8% per annum, and interest is payable quarterly in arrears.

                  The balance of long-term debt is as follows:

                                                             December 31,    December 31,
                                                                1998             1997
                                                             ----------       ----------
         Unsecured Term Notes, net of unamortized
           discount of $0 and $37,000                        $  710,000       $  673,000
         Capital lease obligations, net of unamortized
           discount of $35,000 and $113,000                   1,909,000        3,427,000
         Facility mortgage payable                            1,295,000        1,323,000
         Term notes                                             300,000             --
                                                             ----------       ----------
                                                              4,214,000        5,423,000
         Less:  current portion                               1,811,000        2,219,000
                                                             ----------       ----------
                                                             $2,403,000       $3,204,000
                                                             ==========       ==========

                  The aggregate maturities of long-term debt, including capital lease obligations, over the next five years are as follows: 1999 - $1,811,000; 2000 - $893,000; 2001 - $59,000; 2002 - $64,000; 2003 -
         $275,000.


6.       INCOME TAXES

         Deferred tax assets are as follows:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                     1998              1997
                                                  -----------       -----------
         Costs capitalized for tax purposes       $   133,000       $   202,000
             Research tax credits                     612,000           558,000
              Net operating losses                 24,965,000        25,009,000
                                                  -----------       -----------
         Gross deferred tax assets                 25,710,000        25,769,000
         Less:  valuation allowance                25,710,000        25,769,000
                                                  -----------       -----------
         Net deferred tax assets                  $      --         $      --
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

                   At December 31, 1998, the Company has available federal net operating loss carryforwards of $62,569,000 and research and development tax credit carryforwards of $612,000. The Federal carryforwards expire in years 2002 through 2018. State of Connecticut net operating loss carryforwards of $58,876,000, expire in years 1997 through 2003.

                  As defined in the Internal Revenue Code, certain substantial ownership changes limit the utilization of the available net operating loss and tax credit carry forwards. The Company has experienced a number of substantial ownership changes, which limit the amount of pre-change loss carry forwards that can be utilized in any one taxable year as follows:

              Date NOL                 Federal Loss
            was generated             Carry forward         Annual Limitation
            9/87 - 12/89               $   333,000              $   32,000
            1/90 - 12/91                 1,807,000                 386,000
            1/92 - 06/94                11,749,000               1,437,000

                  The remaining $48,680,000 of Federal net operating loss carry forwards is not limited unless a substantial ownership change occurs in the future.


7.       SHAREHOLDERS' EQUITY

         Capital Stock Transactions

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

                  On September 11, 1998, a member of the Company's board of directors and shareholder invested $250,000 in exchange for 124,378 shares of common stock issued at $2.01 per share.

                  During the fourth quarter of 1998, a member of the Company's board of directors invested $1,000,000 in exchange for 510,000 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

         Class A Common

                   During 1992, 10,000 shares each of Class A common stock was awarded to two principal officers of the Company and entitled them to 500 votes for each share of Class

         A common stock held on any matter submitted to the shareholders of the Company for action. The Class A Common Stock was manditorily redeemable by the Company on January 1, 1998, and cash payments in the amounts of $10,000 were made to each of two individuals during the second quarter of 1998.

         Warrants

                  In September 1992, the Company granted warrants to purchase 125,000 shares of common stock at $6 per share to each of its two principal officers. These warrants are exercisable for a period of five years from the date of grant. On July 24, 1997, the warrant exercise period was extended to September 19, 1999. On September 1, 1998, one of the two principal officers exercised the warrant in a cashless exercise in exchange for 78,559 shares of common stock.

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

                  On October 28, 1993, the Company and a lessor agreed to a $575,000 increase in a sale-leaseback agreement for certain machinery and molds. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 11,876 shares of common stock at $9 per share. The warrants are exercisable through December 1, 2000.

                  In connection with the sale of $4,858,000 of unsecured term notes in 1993 through February 15, 1994 (see Note 5), the Company issued warrants to purchase 539,810 shares of common stock at $9 per share. On January 16, 1997, the Company advised certain holders of warrants that it was reducing the exercise price from $9.00 to $7.00 on warrants issued with the unsecured term notes. At the same time, the Company advised the warrant holders that if the warrants were exercised into shares of common stock by simultaneously surrendering the related unsecured term notes, the Company would make payments in lieu of interest through 1997 at a rate of 8%. As a result of the transaction, warrant holders surrendered approximately $2,184,000 of the term notes, and exercised warrants for 311,967 shares of common stock. A one time charge of $640,000 resulted in 1997 due to the reduction in the warrant exercise price and cash payments in lieu of interest through 1997. The warrants were exercisable until December 31, 1998.

         No warrants were exercised during 1998, and on December 31, 1998, the balance of the warrants expired.

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

                  On April 1, 1994, the Company and a lessor agreed to a $2,000,000 expansion of a sale-leaseback agreement for certain machinery and molds. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 47,500 shares of common stock at $9 per share. The warrants are exercisable through April 30, 2001.

                  In June 1994, the Company granted warrants to purchase 75,000 shares of common stock at $12 per share to the underwriter of its initial public offering. The warrants are exercisable at any time through June 20, 1999, which is five years from the date of the initial public offering.

                  On March 7, 1995, the Company issued the Connecticut Development Authority (CDA) warrants to purchase 40,000 shares of common stock at $14.66 per share in connection with a $2.5 million loan from the CDA (See Note 5). The fair value of the warrants on the date of issuance of $204,000 was recorded as a discount on the debt and a corresponding increase to common stock. The warrants are exercisable through March 6, 2002.

                  In June 1995, as an inducement for a sale-leaseback commitment with an equipment leasing company (see Note 5), the Company issued warrants to purchase 6,355 shares of common stock at an exercise price of $13.63 per share with an exercise period of five years.

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

                  On August 7, 1995, the Company received a commitment to provide $1.0 million of additional financing from one of its equipment lenders (see Note 5). As an inducement to obtain the commitment, the Company granted warrants to purchase 12,255 shares of Common Stock at an exercise price of $12.24 per share. The warrants are exercisable from August 7, 1996 through August 6, 2003.

                  In June 1996, as an inducement for a sale-leaseback commitment with an equipment leasing company (see Note 5), the Company issued warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years.

                  On September 8, 1998, the Company received $250,000 from an officer of the company in exchange for a one-year promissory term note with warrants. With the note, there were 30,000 common stock warrants issued with a three-year life and an exercise price of $2.09 per share.

                   On November 10, 1998, a member of the Company's board of directors and existing shareholder invested $1,000,000 in exchange for 510,000 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

                   Pursuant to the provisions of certain of the warrant documents, the Company must recalculate the number of shares and exercises prices of the warrants if the Company subsequently issues shares of stock at prices lower than the original exercise prices of the warrants. Because the Company has issued shares below the warrant exercises prices of certain of the above warrants, the recalculation was performed as of December 31, 1998. This recalculation resulted in 155,520 additional of warrants outstanding with exercise prices ranging from $6.35 to $9.68.

                  The Company has reserved shares of common stock as follows:

                            December 31,    December 31,
                               1998            1997
                             ---------       ---------
         Warrants              850,693         900,444
         Stock Options         842,000       1,237,000
                             ---------       ---------
                             1,692,693       2,137,444
                             =========       =========


8.       STOCK PLAN

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

                A summary of stock option activity under the Plan is as follows:

                                                Number of       Exercise
                                                 Options          Price
         Outstanding at December 31, 1995        494,850
         Canceled - 1996                         (65,750)       1.38-9.25
         Exercised - 1996                       (103,000)       1.38-6.00
                                               ---------

         Outstanding at December 31, 1996        326,100
         Granted - 1997                          189,800        4.00-9.50
         Canceled - 1997                         (53,750)            9.25
         Exercised - 1997                        (36,000)            1.38
                                               ---------

         Outstanding at December 31, 1997        426,150
         Granted - 1998                          192,500        4.00-4.75

         Canceled - 1998                           (168,750)          4.00-9.25
         Exercised - 1998                           (21,000)               1.38
                                               ------------

         Outstanding at December 31, 1998            428,900
                                               =============


                  There are 194,633 stock options exercisable under the Plan at December 31, 1998.

                  The following summarizes additional information about stock options outstanding at December 31, 1998:

                       Options                                             Options
                     Outstanding                                         Exercisable
                   ----------------                                    -----------------
                                        Weighted                             Number
                         Number          Average          Weighted       Exercisable at       Weighted
         Exercise    Outstanding at     remaining         Average         December 31,        Average
           Price      December 31,     Contractual     Exercise Price         1998         Exercise Price
                          1998            Life
        ------------  --------------   ------------    ---------------    --------------   ----------------
               1.38          23,000           2.42               1.38            23,000               1.38
               4.00          17,000           6.83               4.00            17,000               4.00
               4.00             800           7.25               4.00               800               4.00
               4.00          33,500           9.17               4.00               ---               4.00
               4.75         100,000           9.00               4.75               ---               4.75
               4.75          52,500           9.25               4.75               ---               4.75
               6.00          28,100           3.75               6.00            28,100               6.00
               6.25          55,000           8.08               6.25            18,333               6.25
               7.75          30,000           7.67               7.75            20,000               7.75
               9.25          85,000           6.83               9.25            85,000               9.25
               9.50           4,000           7.25               9.50             2,400               9.50
                      -------------                                       -------------
                            428,900                                             194,633
                      =============                                       =============

                  The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss per share would have been as follows:

                                                Year Ended         Year Ended
                                            December 31, 1998    December 31,1997
                                            -----------------    ----------------
         Net loss:
              As reported                     $(2,960,000)       $(12,812,000)
              Pro forma under FAS 123         $(3,137,000)       $(13,663,000)
         Net loss per share:
              As reported                            (.24)              (1.37)
              Pro forma under FAS 123                (.26)              (1.47)

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted from 1995 to 1998: dividend yield of 0%, risk free interest rate ranged from 5.41% to 6.61%, expected volatility factor ranged from 66% to 115%, and an expected option term of ten years.

                  On January 20, 1999 at a meeting of the Board of Directors, a decision was made to reduce the exercise prices on existing employee stock options awarded under the 1991 Long Term Incentive Plan to $2.75 per share. This reduction was made in an effort to more appropriately value the options given the decline in the Company's stock price since the original grant dates.

                  At the Annual Meeting of Shareholders in 1997, the shareholders approved the adoption of the 1995 Non-Employee Director's Stock Option Plan (the "Directors" Plan). The Directors' Plan includes 50,000 shares of common stock reserved for issuance to non-employee directors. Eligible directors will receive options for 1,000 shares of common stock upon their election and subsequent reelection. Current non-employee directors received an option for 1,000 shares for each calendar year they served as a director prior to the adoption of the Directors' Plan. All options granted vest one year after the grant and have an exercise price equal to the fair market value of the shares at the time of the grant.

                  A summary of the stock option activity under the Plan is as follows:


                                                        Number of            Exercise
                                                          Shares               Price
                                                     -----------------   ------------------
         Outstanding at December 31, 1995                 16,000
         Granted - 1996                                    4,000             6.50-9.75
         Canceled - 1996                                  (2,000)           9.75-11.75
                                                     -----------------

         Outstanding at December 31, 1996                 18,000
         Granted - 1997                                    5,000               3.00
                                                     -----------------

         Outstanding at December 31, 1997                 23,000
         Granted - 1998                                    5,000             3.00-3.25
         Canceled - 1998                                  (7,000)           3.00-11.75
                                                     -----------------

         Outstanding at December 31, 1998                 21,000
                                                     =================


9.       LEASES

                   At December 31, 1998, the Company was committed under operating leases. Minimum lease payments under these noncancelable leases in the next five years are: 1999 - $173,000; 2000 - $30,000 ;
         2001 - $2,000 ; 2002 - $0; 2003 - $0. Rent expense was $340,000 in
         1994, $384,000 in 1995, $394,000 in 1996, $306,000 in 1997, and
         $191,000 in 1998.

10.      COMMITMENTS AND CONTINGENCIES

                  As of December 31, 1998 the Company had capital expenditure purchase commitments outstanding of approximately $10,000, which represents primarily tooling for its blood collection and holder product lines.

                  The Company has been named in a legal proceeding involving an existing employment contract. The Company believes that the outcome of this pending litigation will have no material adverse effect on the Company's financial position, results of operations or cash flows.


11.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount for cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying amount for accounts and notes receivable, note payable (see
         Note 5), accounts payable, accrued expenses, product replacement costs and deferred revenues are deemed reasonable because of the short-term nature of these items.

                  It was not practicable to estimate the fair value of the equity investment in Jordan Pharmaceuticals (see Note 3). Jordan is a non-public entity for which no quoted market price is currently available. Accordingly, a reasonable estimate of fair value could not be made without incurring excessive cost.

                  The following table represents the fair value of the Company's long-term debt. Such values are estimated based upon the current rates that would be offered to the Company on similar debt.

                               DECEMBER 31, 1998                       DECEMBER 31, 1997
                     ---------------------------------------  -------------------------------------
                          CARRYING              FAIR               CARRYING            FAIR
                           AMOUNT              VALUE                AMOUNT             VALUE
                     ---------------------------------------  -------------------------------------
                     $     2,305,000     $     1,963,000      $      1,996,000   $      1,624,000

12.  LICENSING AND DISTRIBUTION AGREEMENTS

                  On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJM") of Arlington, Texas. Under the terms of the agreements, Bio-Plexus, Inc. would develop and manufacture safety needle assemblies for JJM utilizing its self-blunting technology, which would be used by JJM, under an exclusive world-wide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received

         $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of the manufacturing equipment and tooling. JJM agreed to acquire initial production equipment and tooling which was completed in 1998. During the first quarter of 1997, $1,500,000 in licensing fee revenue was recognized. In the remainder of 1997 and in 1998, $559,000 and $841,000 of the $1,400,000 in development funding was recognized as a reduction in research and development expenses.

                  On April 9, 1998, the Company amended the original development and license Agreement and canceled its supply agreement with JJM. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The $3,500,000 payment was recorded as deferred revenue and $2,625,000 was recognized into income beginning in the second quarter of 1998. The revised agreement also provided for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties.

                  On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Venous Catheter ("PICC") with TFX Medical ("TFX"), a division of Teleflex Incorporated, the industry's dominant supplier of PICC introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring Punctur-Guard(R) technology, Under the Design, Development and Asset Transfer Agreement, the Company will design and develop safety needle assemblies to be used with the TFX peelable catheter, and will modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement.

                  On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation, a major supplier of sharps containers in the United States. The agreement allows graphic Controls to purchase and distribute Bio-Plexus Drop-It(R) Needle Disposal Containers and Drop-It(R) Quick Release Needle Holders. The agreement has an initial term of three years, and shall be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

                  In October 1998, the Company entered into a distribution agreement with Fisher HealthCare of Houston, Texas, the second largest operating unit of Fisher Scientific. Fisher Scientific is one of the world leaders in serving science, providing more than 245,000 products and services to research, healthcare, industrial, educational and government customers in 145 countries. The distribution agreement allows Fisher HealthCare to purchase and distribute all of the Bio-Plexus blood collection products.

13.      SEGMENT FINANCIAL DATA

                  The Company's operations consist of two worldwide business segments: Safety Medical Products and Accessories and Joint Venture Design & Development. The Safety Medical Products and Accessories segment includes operations associated with the manufacture of blood collection needles, needle holders and needle disposal containers. The Joint Venture Design & Development segment includes operations associated with product design and development, product licensing, and the design, development and construction for machinery and tooling in connection with joint venture partners.

                  Distinct reporting by such segments was deemed necessary by management based on the significance of reported revenues and expenses and the Company's intention to focus operating resources in both of these areas.

                  Information with respect to each of the Company's business segments are as follows:

         SEGMENT REVENUE

                                                                   1998            1997            1996
                                                                   ----            ----            ----
         Safety Medical Products and Accessories               $ 3,636,000      $ 3,542,000    $ 2,743,000
         Joint Venture Design & Development                       5,671,000       1,500,000       ---
                                                             ------------------------------------------------

         Total Consolidated Revenue                            $ 9,307,000      $ 5,042,000    $ 2,743,000
                                                             ================================================

         MAJOR CUSTOMERS

                  There was one customer, the Company's domestic distributor of product, Allegiance Healthcare, that exceeded 10% of the Company's Safety Medical Products and Accessories segment revenue in 1998 and 1997 totaling $2,857,000 and $2,396,000, respectively. There were no customers exceeding 10% of this segment's revenue in 1996. The Company had export sales of approximately $260,000 in 1998, $385,000 in 1997 and $566,000 in 1996 in this segment.

                  In the Joint Venture Design & Development segment, Johnson and Johnson Medical, contributed to more than 10% of the revenues in 1998 and 1997 totaling $5,564,000 and $1,500,000, respectively. There were no revenues in this segment in 1996.

         SEGMENT OPERATING PROFIT (LOSS)

                                                                     1998              1997             1996
                                                                     ----              ----             ----
         Safety Medical Products and Accessories               $     435,000      ($1,441,000)        ($2,026,000)
         Joint Venture Design & Development                        3,361,000          173,000            ---
                                                               -----------------------------------------------------

         Total Consolidated Operating Profit (Loss)                3,796,000       (1,268,000)         (2,026,000)
                                                               -----------------------------------------------------

         Selling, General and Administrative Expenses            (4,310,000)       (6,500,000)         (6,949,000)
         Other                                                   (1,857,000)         (758,000)         (2,398,000)
         Financing Expenses                                        (589,000)       (3,786,000)         (1,497,000)
                                                               -----------------------------------------------------

         Net Loss                                               ($2,960,000)     ($12,312,000)       ($12,870,000)
                                                               =====================================================


                  For the Safety Medical Products and Accessories segment, operating profit (loss) consists of total revenues less cost and expenses. In the Joint Venture Design and Development segment, operating profit (loss) consists of total revenues less costs and expenses and research and development expenses.

         SEGMENT CAPITAL EXPENDITURES

                                                                    1998            1997            1996
                                                                    ----            ----            ----
         Safety Medical Products and Accessories               $        82,000   $   718,000   $  2,066,000
         Joint Venture Design & Development                              ---            ---            ---
                                                               ------------------------------------------------

         Total Consolidated Capital Expenditures               $        82,000   $   718,000   $  2,066,000
                                                               ================================================

                  Net identifiable assets related to Safety Medical Products and Accessories were $2,343,000, $4,321,000 and $5,646,000 at December 31,
         1998, 1997 and 1996, respectively. Depreciation expense related to these assets was $729,000, $1,091,000 and $1,106,000 for the periods ended December 31, 1998, 1997 and 1996, respectively. Due to the "service" nature of the Joint Venture Design and Development segment, identifiable assets were not material for the periods presented.



14.      PRODUCT RECALL

                           During the fourth quarter of 1998, the Company recalled certain of its blood collection needle products due to mislabeling pertaining to the shelf-life of certain product manufactured during the latter part of 1996 and in 1997. The number of units was estimated to be approximately 1,600,000 units, of which 1,333,000 units were located at a foreign distributor. Domestically, replacement product was shipped to customers, or credit was granted towards future product shipments. These costs were recorded in cost of goods sold during the fourth quarter of 1998. The Company is currently in discussions with its foreign distributor regarding the product in Europe. The total estimated cost of the product in Europe is approximately $222,000, and was recorded as cost of goods sold expense in the fourth quarter with a corresponding short-term liability recorded on the Company's balance sheet. Any future product replacement or credit given towards future purchases will be offset against this liability in future periods.

15.      SUBSEQUENT EVENTS

                  During the first quarter of 1999, a member of the Company's Board of Directors invested $1,000,000 in exchange for 502,500 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

                  In February 1999, the Company initiated a private offering of notes in an amount up to $4,000,000 offered in 160 units. Each unit consists of a five-year, 8% convertible secured term note in the principal amount of $25,000 and a detachable warrant for 1,500 shares of common stock without par value. The exercise of the warrants are fixed at $2.00 per share of common stock from the date of issuance until June 30, 1999; at $2.50 from July 1, 1999 to December 31, 1999; and at $3.50 from January 1, 2000 to December 31, 2001. If the offering is fully subscribed, the Company would receive gross proceeds of $4,000,000 and net proceeds of approximately $3,950,000, after deducting fees and expenses. The Company will offer the units until June 30, 1999, the planned closing date, subject to earlier termination or extension by the Company. In no event will the offer extend beyond July 31, 1999.

 NO.              DESCRIPTION                                       METHOD OF FILING
 EXHIBIT
 INDEX
-------------     ---------------------------------------           ------------------------------------------
 1.1              Form of Underwriting Agreement between
                  Advest, Inc. and the Company................      Incorporated by reference to Exhibit 1.1
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 1.2              Form of Advest, Inc. Warrant................      Incorporated by reference to Exhibit 1.2
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 1.3              Form of Advest, Inc. Registration Rights
                  Agreement...................................      Incorporated by reference to Exhibit 1.3
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 1.4              Form of Underwriting Agreement among
                  Advest, Inc. as representative of the
                  several underwriters named therein and the
                  Company.....................................      Incorporated by reference to Exhibit 1.1
                                                                    to the Registrant's Amendment No. 2 to the
                                                                    registration statement on Form S-1 filed
                                                                    on September 15, 1995 (File No.
                                                                    33-95554).

 3.1              Certificate of Incorporation of the
                  Company, as amended.........................      Incorporated by reference to Exhibit 3.1
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended September 30,
                                                                    1998 (File No. 0-24128).

 3.2              Bylaws of the Company, as amended...........      Incorporated by reference to Exhibit 3.2 to the
                                                                    Registrant's Annual Report on Form 10-K filed on
                                                                    April 13, 1998 (File No. 0-24128).

 4.1              Loan Agreement, dated January 7, 1992,
                  between the Company and CII.................      Incorporated by reference to Exhibit 4.1
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 4.2              Loan Agreement dated July 27, 1993,

                  between the Company and the CDA.............      Incorporated by reference to Exhibit 4.2
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 4.3              Form of Unsecured Term Notes with
                  Detachable Warrants to Purchase Common
                  Stock.......................................      Incorporated by reference to Exhibit 10.4
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

 4.4              Loan Agreement, dated March 7, 1995,
                  between the Company and the CDA.............      Incorporated by reference to Exhibit 4.4
                                                                    to the Registrant's Annual Report on Form
                                                                    10-K filed on March 30, 1995 (File No.
                                                                    0-24128).

 4.4a             Letter agreement dated March 31, 1997
                  between the Company and CDA.................      Incorporated by reference to Exhibit 4.4a
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on March
                                                                    31, 1997 (File No. 0-24128).

 4.5              Promissory Note, dated October 28, 1994,
                  between the Company and Victor and
                  Margaret DeMattia...........................      Incorporated by reference to Exhibit 4.5
                                                                    to the Registrant's Annual Report on Form
                                                                    10-K filed on March 30, 1995 (File No.
                                                                    0-24128).

 4.6              Offshore Convertible Securities
                  Subscription Agreement dated January 30,
                  1997 between the Company and Shepherd
                  Investments International Ltd., as amended
                  by Letter agreement dated March 25, 1997,
                  and as further amended by Letter agreement
                  dated April 16, 1997........................      Incorporated by reference to Exhibit 4.6
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on March
                                                                    31, 1997 (File No. 0-24128).

 4.6a             Letter agreement between the Company and
                  Ronald A. Haverl and Carl R. Sahi
                  regarding voting of Class A Common
                  Stock.......................................      Incorporated by reference to Exhibit 4.6
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1997 (File No. 0-24128).

10.1              Lease, dated March 7, 1989, between the
                  Company and T&S Limited Partnership, as
                  amended.....................................      Incorporated by reference to Exhibit 10.1
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

10.2              Royalty Agreement, dated November 6, 1989,
                  between the Company and CII, as amended.....      Incorporated by reference to Exhibit 10.2

                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

10.3              Master Lease Agreement, dated April 30,
                  1993, between the Company and Aberlyn
                  Capital Management and its Affiliate,
                  Aberlyn.....................................      Incorporated by reference to Exhibit 10.3
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

10.4              Purchase and Sale Agreement, as amended,
                  for 129 Reservoir Road, Vernon,
                  Connecticut, dated October 28, 1994,
                  between the Company and Victor and
                  Margaret DeMattia...........................      Incorporated by reference to Exhibit 10.4
                                                                    to the Registrant's Annual Report on Form
                                                                    10-K filed on March 30, 1995 (File No.
                                                                    0-24128).

10.5              Lease, dated March 11, 1994, between the
                  Company and Thomas D. Buccino d/b/a The
                  Mill Works..................................      Incorporated by reference to Exhibit 10.5
                                                                    to the Registrant's registration statement
                                                                    on Form S-1 filed on April 1, 1994 (File
                                                                    No. 33-77202).

10.6              Marketing and Distribution Agreement dated
                  March 16, 1995, between the Company and
                  Allegiance..................................      Incorporated by reference to Exhibit 10.6
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.7              1991 Long-Term Incentive Plan...............      Incorporated by reference to Exhibit 10.7
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.8              Stock Warrant granted by the Company to
                  Ronald A. Haverl............................      Incorporated by reference to Exhibit 10.8
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.9              Stock Warrant granted by the Company to
                  Carl R. Sahi................................      Incorporated by reference to Exhibit 10.9
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.10             Stock Warrant granted by the Company to
                  Ronald A. Haverl............................      Incorporated by reference to Exhibit 10.10
                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.11             Stock Warrant granted by the Company to
                  Carl R. Sahi................................      Incorporated by reference to Exhibit 10.11

                                                                    to the Registrant's Amendment No. 2 to
                                                                    Annual Report on Form 10-K filed on June
                                                                    30, 1995 (File No. 0-24128).

10.12             Master Equipment Lease Agreement dated as
                  of March 8, 1995, between the Company and
                  Financing for Science International, Inc....      Incorporated by reference to Exhibit 10.12
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1995 (File No. 0-24128).

10.13             1995 Non-Employee Directors' Stock Option
                  Plan........................................      Incorporated by reference to Exhibit 10.13
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1995 (File No. 0-24118).

10.14             Note and Warrant Purchase Agreement, Form
                  of Private Placement Note, Security
                  Agreement, and Form of Warrant..............      Incorporated by reference to Exhibit 10.14
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1995 (File No. 0-24128).

10.15             Letter Agreement with Aberlyn Capital
                  Management Limited Partnership..............      Incorporated by reference to Exhibit 10.15
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on June
                                                                    30, 1995 (File No. 0-24128).

10.16             Employment Agreement dated January 13,
                  1997 between the Company and Lucio
                  Improta.....................................      Incorporated by reference to Exhibit 10.15
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on March
                                                                    31, 1997 (File No. 0-24128).

10.17             Term Sheet dated August 1, 1997
                  describing arrangement between the Company
                  and Ronald Haverl...........................      Incorporated by reference to Exhibit 10.17
                                                                    to the Registrant's Annual Report on
                                                                    Form 10-K/A filed on April 30, 1998
                                                                    (File No. 0-24128).

10.18             Development and License Agreement dated
                  January 28, 1997 by and between the Company
                  and Johnson & Johnson Medical, Inc..........      Incorporated by reference to Exhibit 10.18
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on September
                                                                    30, 1998 (File No. 0-24128).

10.19             Supply Agreement dated January 28, 1997 by
                  and between the Company and Johnson &
                  Johnson Medical, Inc........................      Incorporated by reference to Exhibit 10.18
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on September
                                                                    30, 1998 (File No. 0-24128).

10.20             Term Promissory Note issued to
                  Carl R. Sahi...............................       Incorporated by reference to Exhibit 10.20
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on September
                                                                    30, 1998 (File No. 0-24128).

10.21             Warrant for shares of common stock
                  issued to Carl R. Sahi......................      Incorporated by reference to Exhibit 10.21
                                                                    to the Registrant's Quarterly Report on
                                                                    Form 10-Q for the quarter ended on September
                                                                    30, 1998 (File No. 0-24128).

23                Consent of Mahoney, Sabol & Company,
                  LLP.........................................      Filed with this report.

23a               Consent of Price Waterhouse LLP.............      Filed with this report

27                Financial Data Schedule.....................      Filed with this report.