Form 10-Q
period 1999-03-31
BIO PLEXUS INC
filed 1999-05-13
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark
 One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                             Shares Outstanding
Class of Common Stock                                       as of April 30, 1999
---------------------                                       --------------------
Common Stock, no par value                                      13,509,081

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                            PAGE
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Balance Sheets at March 31, 1999 and
            December 31, 1998                                                  1

            Condensed Statements of Operations for the three months
            ended March 31, 1999 and 1998                                      2

            Condensed Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998                                      3

            Notes to Condensed Financial Statements                            4

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                7


PART II.    OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                    13

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                  MARCH 31,      DECEMBER 31,
                                                                    1999             1998
                                                                (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                  $    525,000     $    535,000
     Accounts receivable                                             362,000          564,000
     Inventories:
         Raw materials                                               970,000        1,164,000
         Work-in-process                                             271,000          470,000
         Finished goods                                              556,000          390,000
                                                                ------------     ------------
                                                                   1,797,000        2,024,000
                                                                ------------     ------------
     Other current assets                                            201,000          246,000
                                                                ------------     ------------
         Total current assets                                      2,885,000        3,369,000
                                                                ------------     ------------

Investment in Jordan Pharmaceuticals (Note 3)                             --          600,000

Fixed assets, net                                                  4,522,000        4,661,000

Deferred debt financing expenses                                       8,000           10,000
Patents, net of amortization                                         264,000          252,000
Other assets                                                         260,000          260,000
                                                                ------------     ------------
                                                                $  7,939,000     $  9,152,000
                                                                ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                          $    941,000     $  1,811,000
     Note payable (Note 3)                                                --          250,000
     Accounts payable and accrued expenses                           554,000          528,000
     Accrued interest payable                                         12,000           28,000
     Accrued vacation                                                210,000          196,000
     Other accrued employee costs                                    121,000          213,000
     Product replacement costs                                       142,000          222,000
     Deferred revenue (Note 6)                                            --          875,000
                                                                ------------     ------------
         Total current liabilities                                 1,980,000        4,123,000
                                                                ------------     ------------

Other long-term debt, net                                          2,205,000        2,403,000
Redeemable Class A common stock                                           --               --
Redeemable common stock warrants                                     149,000          149,000
Commitments and contingencies (Note 4)                                    --               --

Shareholders' equity:
     Convertible preferred stock, no par value, 3,000,000
     authorized, no shares issued and outstanding                         --               --
     Common stock, no par value, 18,000,000 authorized,
     13,355,448 and 12,793,165 shares issued and outstanding      66,474,000       65,349,000
     Accumulated deficit                                         (62,869,000)     (62,872,000)
                                                                ------------     ------------
         Total shareholders' equity                                3,605,000        2,477,000
                                                                ------------     ------------
                                                                $  7,939,000     $  9,152,000
                                                                ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
Revenue:                                          $                $
  Product                                            1,169,000        1,065,000
  Services                                           1,145,000          477,000
                                                  ------------     ------------
       Total revenue                                 2,314,000        1,542,000
                                                  ------------     ------------

Costs and expenses:
  Product                                              830,000        1,118,000
  Services                                              17,000          119,000
  Research and development                             304,000          108,000
  Selling, general and administrative                1,104,000        1,243,000
                                                  ------------     ------------
       Total operating costs and expenses            2,255,000        2,588,000
                                                  ------------     ------------

Operating income (loss)                                 59,000       (1,046,000)

Financing expenses:
  Amortization of deferred debt financing                2,000           20,000
  Interest expense                                      88,000          179,000
  Other income                                         (34,000)         (40,000)
                                                  ------------     ------------
       Total financing expenses                         56,000          159,000
                                                  ------------     ------------

Net income (loss)                                 $      3,000     $ (1,205,000)

Per share of common stock:
  Basic and diluted                               $       0.00     $      (0.10)
                                                  ============     ============

Weighted average common shares outstanding
  Basic                                             13,289,361       12,145,954
  Diluted                                           13,322,396               --

    The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED MARCH 31,
                                                                ---------------------------
                                                                   1999            1998
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income (loss)                                              $     3,000     $(1,205,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
     Depreciation and amortization                                  143,000         298,000
     Writedown of equipment to net realizable value                      --         113,000
     Amortization of deferred debt financing expenses                 2,000          20,000
     Amortization of debt discount                                    4,000          15,000
     Decrease (increase) in assets:
     Accounts receivable                                            202,000        (247,000)
     Inventories                                                    227,000          90,000
     Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                           26,000         315,000
     Accrued interest payable                                       (16,000)         14,000
     Accrued vacation and other accrued employee costs              (78,000)       (142,000)
     Accrued product replacement costs                              (80,000)             --
     Decrease in deferred revenue (Note 6)                         (875,000)       (210,000)
     Other                                                           42,000         145,000
                                                                -----------     -----------
         Net cash used in operating activities                     (400,000)       (794,000)
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets                               --         (93,000)
Long-term investments (Note 3)                                      627,000              --
Cost of patents                                                     (16,000)        (53,000)
                                                                -----------     -----------
         Net cash provided by (used in) investing activities        611,000        (146,000)
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (Note 3)                       1,100,000              --
Proceeds from exercise of common stock options                           --          23,000
Decrease in notes payable (Note 3)                                 (250,000)             --
Proceeds from sale and leaseback                                         --         109,000
Repayments of long-term debt (Note 3)                            (1,071,000)       (434,000)
                                                                -----------     -----------
         Net cash used in financing activities                     (221,000)       (302,000)
                                                                -----------     -----------

         Net decrease in cash and cash
         equivalents                                                (10,000)     (1,242,000)
         Cash and cash equivalents, beginning of period             535,000       1,502,000
                                                                -----------     -----------
         Cash and cash equivalents, end of period               $   525,000     $   260,000
                                                                ===========     ===========

Supplemental cash flow disclosures:
     Cash payments of interest                                  $   100,000     $   151,000
     Cash payments of income taxes                                    3,000              --

    The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The interim condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented have been included. The results of operations for the interim period is not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the 1998 Annual Report to Shareholders of Bio-Plexus, Inc.

      Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

NOTE 2 - EARNINGS PER SHARE

      In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which established new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company adopted SFAS 128 for the periods presented. In determining net loss per common share at March 31, 1998, common stock equivalents are excluded from the computation as their effect is anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share:

                                              THREE MONTHS ENDED MARCH 31, 1999
                                           ---------------------------------------
                                           NET PROFIT      SHARES       PER SHARE
                                           (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                           ----------     ----------    ----------
Net Profit                                 $    3,000

BASIC EPS
Income available to common stockholders         3,000     13,289,361    $     0.00

EFFECT OF DILUTIVE SECURITIES
Warrants                                                      23,895
Options                                                        9,140
                                           ----------     ----------    ----------

DILUTED EPS
Income available to common stockholders
  plus assumed conversions                 $    3,000     13,322,396    $     0.00
                                           ==========     ==========    ==========

      Warrants to purchase 761,272 shares of common stock at prices ranging from $6.00 to $12.00 and options to purchase 404,900 shares of common stock at prices ranging from $2.75 to $7.75 were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

NOTE 3 - OTHER SIGNIFICANT CAPITAL TRANSACTIONS

      On December 31, 1998, the remaining principal balance of $710,000 associated with $4,230,000 of unsecured term notes issued in 1993 matured. In January 1999, the Company repaid the outstanding principal balance plus accrued interest thereon.

      During the first quarter of 1999, a member of the Company's Board of Directors and shareholder invested $1,000,000 in exchange for 502,500 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

      During the first quarter of 1999, a member of the Company's Board of Directors and shareholder invested $100,000 in exchange for 47,058 shares of common stock.

      On September 3, 1998, the Company loaned $600,000 to Jordan Pharmaceuticals, Inc. ("Jordan"), a California corporation, in exchange for a one-year promissory note. On October 31, 1998, the Company converted the promissory note into 120,000 shares of Jordan Series A Preferred Stock. Pursuant to stock option agreement dated October 31, 1998, Jordan had a right to repurchase the shares of Series A Preferred Stock plus any paid-in-kind shares owned by Bio-Plexus (in lieu of interest paid in cash) at a purchase price of $5.00 per share. On March 31, 1999, Jordan exercised its option with respect to all the shares for total consideration of $626,975.

      On March 31, 1999, the Company paid the outstanding principal balance of $250,000, and all accrued interest thereon, of a one-year promissory term note to an officer of the Company.

NOTE 4 - COMMITMENTS

      As of March 31, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $31,184, which primarily represent tooling for its blood collection and holder product lines.

NOTE 5 - SEGMENT FINANCIAL DATA

      The Company's operations consist of two worldwide business segments:
Safety Medical Products and Accessories and Joint Venture Design & Development. The Safety Medical Products and Accessories segment includes blood collection needles, needle holders and needle disposal containers. The Joint Venture Design & Development segment includes revenue and costs associated with product design and development, product licensing, and the design, development and construction of machinery and tooling in connection with joint venture partners.

      Information with respect to revenue, operating profit or loss and capital expenditures attributable to each of the Company's business segments are as follows:

SEGMENT REVENUE

                                               Three Months Ended March 31,
                                          --------------------------------------
                                             1999          1998          1997
                                          ----------    ----------    ----------
Safety Medical Products and Accessories   $1,145,000    $  891,000    $1,112,000
Joint Venture Design & Development         1,169,000       651,000     1,500,000
                                          ----------    ----------    ----------

Total Consolidated Revenue                $2,314,000    $1,542,000    $2,612,000
                                          ==========    ==========    ==========

MAJOR CUSTOMERS

      There was one customer, a domestic distributor of the Company's products, Allegiance Healthcare, that exceeded 10% of the Company's Safety Medical Products and Accessories segment revenue in the first quarter of 1999, 1998 and 1997 totaling $700,000, $799,000 and $927,000, respectively. In addition, the Company had export sales of approximately $299,000 during the first quarter of 1999, $0 in 1998 and $161,000 in 1997 in this segment.

      In the Joint Venture Design & Development segment, Johnson and Johnson Medical, Inc. ("JJM") of Arlington, Texas, contributed to more than 10% of the revenues in the first quarter of 1999, 1998 and 1997 totaling $1,095,000, $651,000 and $1,500,000, respectively.


SEGMENT OPERATING PROFIT (LOSS)

                                                       Three Months Ended March 31,
                                                -------------------------------------------
                                                   1999            1998            1997
                                                -----------     -----------     -----------
Safety Medical Products and Accessories         $   337,000     $    61,000     $  (369,000)
Joint Venture Design & Development                  826,000         251,000       1,075,000
                                                -----------     -----------     -----------


Total Consolidated Operating Profit               1,163,000         312,000         706,000
                                                -----------     -----------     -----------

Selling, General and Administrative Expenses     (1,104,000)     (1,243,000)     (2,005,000)
Other                                                    --        (115,000)             --
Financing Expenses                                  (56,000)       (159,000)     (1,108,000)
                                                -----------     -----------     -----------

Net Profit (Loss)                               $     3,000     ($1,205,000)    ($2,407,000)
                                                ===========     ===========     ===========

      For the Safety Medical Products and Accessories segment, operating profit consists of total revenues less cost and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less costs and expenses and research and development expenses.

SEGMENT CAPITAL EXPENDITURES

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                  1999        1998        1997
                                                --------    --------    --------
Safety Medical Products and Accessories         $     --    $ 93,000    $191,000
Joint Venture Design & Development                    --          --          --
                                                --------    --------    --------

Total Consolidated Capital Expenditures         $     --    $ 93,000    $191,000
                                                ========    ========    ========

      There has been no material change in identifiable assets related to reportable segments since the 1998 Annual Report.

NOTE 6 - LICENSING AGREEMENTS

      During 1998, the Company amended its original Development and License Agreement and canceled its Supply Agreement with JJM. The amended terms included certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000, with additional payments totaling $500,000 payable upon the completion of certain milestones. The $3,500,000 was recorded in 1998 as deferred revenue and $2,625,000 was recognized into income during 1998, and $875,000 was recognized during the first quarter of 1999. In addition, $200,000 in milestone payments were received and recognized into income during the first quarter of 1999.

NOTE 7 - SUBSEQUENT EVENTS

      On April 21, 1999, the Company negotiated a private placement of up to $4,500,000 aggregate principal amount of 6% Convertible Debentures due 2004 ("the Debentures"). The initial purchase of $2,500,000 aggregate principal amount of Debentures was made on April 27, 1999. The Debentures accrue interest at the rate of 6% per annum, payable quarterly in arrears with interest payable either in cash or in the issuance of additional Debentures, at the option of the Company. The Debentures are convertible at any time at the option of the holders into shares of the Company's common stock at an initial conversion price of $3.06 per share. The Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value plus accrued and unpaid interest at any time after the date of issuance. The Company and the Debenture holders have limited put and call options, respectively, for additional Debentures. The financing also included a warrant to purchase 500,000 shares of common stock at an exercise price of $3.38.


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

OVERVIEW

      Since its inception in September 1987 through March 31, 1999, Bio-Plexus incurred cumulative losses totaling $62,869,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products. More recently, the Company has focused its efforts on developing strategic partnerships with major healthcare companies in order to assist with the development and expansion of its product lines.

      With the addition of a new blood collection needle assembly and packaging system in 1996, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles during 1999. The Company will continue to review its cost of operations in order to reduce costs where possible. For the Company to achieve profitability, further reductions in manufacturing and administrative costs and increases in sales are necessary.

      In January 1997, the Company entered into a Development and License Agreement and a Supply Agreement with JJM. Pursuant to the original agreements, Bio-Plexus would develop and manufacture safety needle assemblies for JJM, to become part of a new safety I.V. catheter to be manufactured and sold by JJM, utilizing the Company's patented self-blunting needle design.

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

      On October 23, 1998 the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a PICC Introducer Catheter with TFX Medical, a division of Teleflex Incorporated, the industry's dominant supplier of PICC Introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC Introducer Catheters featuring the Company's Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company will design and develop safety needle assemblies to be used with the TFX Peelable Catheter, and will modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement.

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

      The Company has been assessing its Year 2000 risks related to significant relationships with third parties via ongoing communication with its critical suppliers, distributors and customers. As part of the process, the Company is requesting written assurances from these suppliers and customers that they have Year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. Responses to these inquiries are currently being gathered and reviewed. Further analysis, including personal meetings, will be conducted as necessary. Activities related to third parties are expected to be completed by September 1999. Despite these efforts, the Company can provide no assurance that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      The Company had product sales of $1,169,000 for the three months ended March 31 1999, compared to $1,065,000 for the same period in the prior year. The increase was attributable to the continued expansion of its domestic account base, increased sales in Europe, and better pricing on its products.

      The Company had revenues from services totaling $1,145,000 for the three months ended March 31, 1999, compared to $477,000 for the same period in the prior year. The increase was primarily attributable to the recognition of $875,000 of deferred revenue and the recognition of $200,000 of milestone payments related to the I.V. catheter development project.

      Product costs were $830,000 for the three months ended March 31, 1999, compared to $1,118,000 for the same period in the prior year. The decrease in these costs resulted primarily from reduced costs associated with equipment sales to JJM due to the completion of the capital equipment project in the fourth quarter of 1998, as well as lower manufacturing costs associated with the blood collection needle line.

      Service costs were $17,000 for the three months ended March 31, 1999, compared to $119,000 for the same period in 1998. These costs represent engineering time billed for various development projects. The decrease in these costs are the result of the I.V. catheter development project completion during the fourth quarter of 1998.

      Research and development expenses were $304,000 for the three months ended March 31, 1999, compared to $108,000 for the same period a year ago. The increase in these costs in 1999 resulted primarily from a decrease in deferred revenue that was amortized into income during 1998 related to the development of the I.V. catheter for JJM.

      Selling, general and administrative expenses were $1,104,000 for the three months ended March 31, 1999, compared to $1,243,000 for the same period a year ago. The decrease is primarily attributable to the Company's reduced work force in 1999 as compared to 1998, as well as other administrative cost reductions.

      Financing expenses were $56,000 for the three months ended March 31, 1999, compared to $159,000 for the same period in 1998. The decrease in these costs resulted from lower interest expense associated with equipment lease financing.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through March 31, 1999, the Company has received net proceeds of approximately $29,759,000 through borrowings and the sale of debt securities and $50,273,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $18,507,000 was received through the private placement of equity securities.

      The Company's primary cash requirement for the remainder of 1999 will be for working capital to sustain ongoing operations for the blood collection needle program, debt service, and, to a lesser extent, further research and development on its winged intravenous set, PICC introducer, and other new products. The Company is considering the development of a strategic partnership with one or more major healthcare companies to assist with the development and expansion of its product line, in addition to the agreements it already has in place with JJM on the I.V. catheter, and TFX on the PICC introducer. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time as it determines that additional strategic partnerships are feasible.

      On April 21, 1999, the Company negotiated a private placement of up to $4,500,000 aggregate principal amount of 6% Convertible Debentures due 2004. The initial purchase of $2,500,000 aggregate principal amount of Debentures was made on April 27, 1999. The Debentures are convertible at any time at the option of the holders into shares of the Company's common stock at an initial conversion price of $3.06 per share.

      In addition to the above financing arrangement and the development of additional strategic partnerships, the Company is reviewing alternative financing strategies to raise additional working capital in 1999. The Company believes that the proceeds from these financings and other anticipated sources of funds, such as additional milestone payments from the I.V. catheter agreement with JJM, together with funds generated from sales of its products, will be sufficient to fund its cash requirements for 1999. These estimated cash requirements do not include significant expenditures in new product areas and amounts needed could vary based on the actual growth of sales and other factors. The Company is also continuing to review opportunities to further reduce overhead costs and debt service.

Failure to raise needed capital could have an adverse effect on the Company's operations, development plans and cash flows.

      To date the Company has not been adversely impacted by inflation.


PART II. OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K


a)    Reports on Form 8-K

      No reports were filed on Form 8-K during the quarterly period ended March 31, 1999.


b)    Exhibits

      Exhibit No.             Description                   Method of Filing
      -----------             -----------                   ----------------

          27             Financial Data Schedule         Filed with this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Bio-Plexus, Inc.
                                        (Registrant)

   May 13, 1999                           /s/ Richard L. Higgins
---------------------                   -------------------------------
      (Date)                            Richard L. Higgins
                                        President and Chief Executive Officer

   May 13, 1999                          /s/ Kimberley A. Cady
---------------------                   -------------------------------
      (Date)                            Kimberley A. Cady
                                        Vice President of Finance and Chief
                                          Financial Officer