Form 10-Q
period 1999-06-30
BIO PLEXUS INC
filed 1999-08-16
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark
 One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from____________________ to

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

                  129 Reservoir Road, Vernon Connecticut 06066
            --------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (860) 870-6112
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]. No   [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares Outstanding
   Class of Common Stock                                as of August 13, 1999
   ---------------------                                ---------------------
   Common Stock, no par value                                13,541,998

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets at June 30, 1999 and
            December 31, 1998                                                1

            Condensed Statements of Operations for the three months
            ended June 30, 1999 and 1998                                     2

            Condensed Statements of Operations for the six months
            ended June 30, 1999 and 1998                                     3

            Condensed Statements of Cash Flows for the six months
            ended June 30, 1999 and 1998                                     4

            Notes to Condensed Financial Statements                          5

   Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8


PART II.    OTHER INFORMATION

   Item 2.     Changes in Securities and Use of Proceeds                     16

   Item 6.  Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                   18

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                      JUNE 30,          DECEMBER 31,
                                                                       1999                 1998
                                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                      $    833,000         $    535,000
    Accounts receivable                                                 723,000              564,000
    Inventories:
       Raw materials                                                    986,000            1,164,000
       Work-in-process                                                  573,000              470,000
       Finished goods                                                   599,000              390,000
                                                                   ------------         ------------
                                                                      2,158,000            2,024,000
                                                                   ------------         ------------
    Other current assets                                                160,000              246,000
                                                                   ------------         ------------
       Total current assets                                           3,874,000            3,369,000
                                                                   ------------         ------------

Investment in Jordan Pharmaceuticals (Note 3)                                --              600,000

Fixed assets, net                                                     4,491,000            4,661,000

Deferred debt financing expenses                                        655,000               10,000
Patents, net of amortization                                            287,000              252,000
Other assets                                                            252,000              260,000
                                                                   ------------         ------------
                                                                   $  9,559,000         $  9,152,000
                                                                   ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                              $    870,000         $  1,811,000
    Note payable (Note 3)                                                    --              250,000
    Accounts payable and accrued expenses                               461,000              528,000
    Accrued interest payable                                             39,000               28,000
    Accrued vacation                                                    212,000              196,000
    Other accrued employee costs                                        166,000              213,000
    Product replacement costs                                                --              222,000
    Deferred revenue (Note 6)                                                --              875,000
                                                                   ------------         ------------
       Total current liabilities                                      1,748,000            4,123,000
                                                                   ------------         ------------

Other long-term debt, net                                             2,365,000            2,403,000
Redeemable common stock warrants                                        149,000              149,000
Commitments and contingencies (Note 4)                                       --                   --

Shareholders' equity:
    Convertible preferred stock, no par value, 3,000,000
    authorized, no shares issued and outstanding                             --                   --
    Common stock, no par value, 18,000,000 authorized,
    13,540,748 and 12,793,165 shares issued and outstanding          69,205,000           65,349,000
    Accumulated deficit                                             (63,908,000)         (62,872,000)
                                                                   ------------         ------------
       Total shareholders' equity                                     5,297,000            2,477,000
                                                                   ------------         ------------
                                                                   $  9,559,000         $  9,152,000
                                                                   ============         ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 30,
                                                           ---------------------------------
                                                               1999                 1998
                                                           ------------         ------------
Revenue:
  Product                                                  $  1,401,000         $  1,085,000
  Services                                                       32,000            1,254,000
                                                           ------------         ------------
       Total revenue                                          1,433,000            2,339,000
                                                           ------------         ------------

Costs and expenses:
  Product                                                       705,000              946,000
  Services                                                       11,000               93,000
  Research and development                                      294,000              112,000
  Selling, general and administrative                         1,157,000            1,188,000
                                                           ------------         ------------
       Total operating costs and expenses                     2,167,000            2,339,000
                                                           ------------         ------------

Operating loss                                                 (734,000)                  --

Financing expenses:
  Amortization of deferred debt financing                        24,000               20,000
  Interest expense                                              297,000              163,000
  Other income                                                  (16,000)             (40,000)
                                                           ------------         ------------
       Total financing expenses                                 305,000              143,000
                                                           ------------         ------------

Net loss                                                   $ (1,039,000)        $   (143,000)
                                                           ============         ============

Per share of common stock:
  Basic and diluted                                        $      (0.08)        $      (0.01)
                                                           ============         ============


Weighted average common shares outstanding (Note 2)          13,505,302           12,154,787
                                                           ============         ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------------
                                                               1999                 1998
                                                           ------------         ------------
Revenue:
  Product                                                  $  2,570,000         $  2,150,000
  Services                                                    1,177,000            1,731,000
                                                           ------------         ------------
       Total revenue                                          3,747,000            3,881,000
                                                           ------------         ------------

Costs and expenses:
  Product                                                     1,535,000            2,064,000
  Services                                                       28,000              212,000
  Research and development                                      598,000              219,000
  Selling, general and administrative                         2,261,000            2,431,000
                                                           ------------         ------------
       Total operating costs and expenses                     4,422,000            4,926,000
                                                           ------------         ------------

Operating loss                                                 (675,000)          (1,045,000)

Financing expenses:
  Amortization of deferred debt financing                        26,000               41,000
  Interest expense                                              385,000              342,000
  Other income                                                  (50,000)             (80,000)
                                                           ------------         ------------
       Total financing expenses                                 361,000              303,000
                                                           ------------         ------------

Net loss                                                   $ (1,036,000)        $ (1,348,000)
                                                           ============         ============

Per share of common stock:
  Basic and diluted                                        $      (0.08)        $      (0.11)
                                                           ============         ============


Weighted average common shares outstanding (Note 2)          13,397,928           12,150,395
                                                           ============         ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------------
                                                                      1999                1998
                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income (loss)                                                $(1,036,000)        $(1,348,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
    Depreciation and amortization                                     282,000             565,000
    Writedown of equipment to net realizable value                         --             113,000
    Amortization of deferred debt financing expenses                   26,000              41,000
    Amortization of debt discount                                     193,000              30,000
       Increase in assets:
       Accounts receivable                                           (159,000)           (198,000)
       Inventories                                                   (134,000)           (206,000)
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                          (67,000)            425,000
       Accrued interest payable                                        11,000                  --
       Accrued vacation and other accrued employee costs              (31,000)            (62,000)
       Accrued product replacement costs                             (222,000)                 --
       (Decrease) increase in deferred revenue (Note 6)              (875,000)          2,205,000
    Other                                                              90,000             183,000
                                                                  -----------         -----------
       Net cash (used in) provided by operating activities         (1,922,000)          1,748,000
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets                           (104,000)           (479,000)
Long-term investments (Note 3)                                        627,000                  --
Cost of patents                                                       (44,000)           (102,000)
                                                                  -----------         -----------
       Net cash provided by (used in) investing activities            479,000            (581,000)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (Note 3)                         1,100,000                  --
Proceeds from exercise of common stock options                         87,000              23,000
Redemption of common stock                                                 --             (20,000)
Decrease in notes payable (Note 3)                                   (250,000)                 --
Proceeds from long-term debt                                        2,154,000                  --
Proceeds from sale and leaseback                                           --             109,000
Repayments of long-term debt (Note 3)                              (1,350,000)           (838,000)
                                                                  -----------         -----------
       Net cash provided by (used in) financing activities          1,741,000            (726,000)
                                                                  -----------         -----------

       Net increase in cash and cash
       equivalents                                                    298,000             441,000
       Cash and cash equivalents, beginning of
          period                                                      535,000           1,502,000
                                                                  -----------         -----------
       Cash and cash equivalents, end of period                   $   833,000         $ 1,943,000
                                                                  ===========         ===========

Supplemental cash flow disclosures:
    Cash payments of interest                                     $   181,000         $   313,000
    Cash payments of income taxes                                       4,000               3,000


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                BIO-PLEXUS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF  PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

      Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

NOTE 2 - EARNINGS PER SHARE

      In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which established new standards for the computation and disclosure of earnings per share ("EPS"). The statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company adopted SFAS 128 for the periods presented. In determining net loss per common share, common stock equivalents are excluded from the computation as their effect is anti-dilutive.

NOTE 3 - OTHER SIGNIFICANT CAPITAL TRANSACTIONS

      On December 31, 1998, the remaining principal balance of $710,000 associated with $4,230,000 of unsecured term notes issued in 1993 matured. In January 1999, the Company repaid the outstanding principal balance plus accrued interest thereon.

      During the first quarter of 1999, a member of the Company's Board of Directors and shareholder, Mr. David Himick, invested $1,000,000 in exchange for 502,500 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

      During the first quarter of 1999, a member of the Company's Board of Directors and shareholder, Mr. Herman Gross invested $100,000 in exchange for 47,058 shares of common stock.

      On September 3, 1998, the Company loaned $600,000 to Jordan
Pharmaceuticals, Inc. ("Jordan"), a California corporation, in exchange for a one-year promissory note. On October 31, 1998, the Company converted the promissory note into 120,000 shares of Jordan Series A Preferred Stock.

Pursuant to a stock option agreement dated October 31, 1998, Jordan had a right to repurchase the shares of Series A Preferred Stock plus any paid-in-kind shares owned by Bio-Plexus (in lieu of interest paid in cash), at a purchase price of $5.00 per share. On March 31, 1999, Jordan exercised its option with respect to all the shares for total consideration of $627,000.

      On March 31, 1999, the Company paid the outstanding principal balance of $250,000, and all accrued interest thereon, of a one-year promissory term note to an officer of the Company.

      On April 15, 1999, $300,000 of five-year term notes were converted into 153,633 shares of the Company's common stock.

     On March 24, 1999, the Company signed a commitment for a private placement of up to $4,500,000 aggregate principal amount of 6% Convertible Debentures due 2004 ("the Debentures"). The initial purchase of $2,500,000 aggregate principal amount of Debentures was made on April 27, 1999. The Debentures accrue interest at the rate of 6% per annum, payable quarterly in arrears with interest payable either in cash or in the issuance of additional Debentures, at the option of the Company. The Debentures are convertible at any time at the option of the holders into shares of the Company's common stock at an initial conversion price of $3.06 per share. The Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value plus accrued and unpaid interest at any time after the date of issuance. The Company and the Debenture holders have limited put and call options, respectively, for additional Debentures. Net proceeds from the financing were $2,154,000 after deducting fees and expenses. Approximately $121,000 was allocated to common stock during the second quarter to reflect the intrinsic value of the conversion feature. This amount was calculated at the commitment date as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount was charged to interest expense. The financing also included a warrant to purchase 500,000 shares of common stock at an exercise price of $3.38. The fair value of the warrants at the date of issuance was recorded as a discount on the debenture which will be amortized over the term of the debenture.

      On May 3, 1999, an officer of the Company exercised an option to purchase 30,000 shares of common stock at an exercise price of $2.75.

NOTE 4 - COMMITMENTS

      As of June 30, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $82,000 which primarily represent tooling for its blood collection and holder product lines.

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

         Information with respect to revenue, operating profit or loss and capital expenditures attributable to each of the Company's business segments are as follows:

SEGMENT REVENUE

                                                      Three Months Ended June 30,                      Six Months Ended June 30,
                                                      ---------------------------                      -------------------------
                                                  1999           1998           1997           1999           1998           1997
                                              ----------     ----------     ----------     ----------     ----------     ----------
Safety Medical Products and Accessories       $1,401,000     $  790,000     $  954,000     $2,546,000     $1,681,000     $2,066,000

Joint Venture Design & Development                32,000      1,549,000             --      1,201,000      2,200,000      1,500,000
                                              ----------     ----------     ----------     ----------     ----------     ----------

Total Consolidated Revenue                    $1,433,000     $2,339,000     $  954,000     $3,747,000     $3,881,000     $3,566,000
                                              ==========     ==========     ==========     ==========     ==========     ==========

MAJOR CUSTOMERS

There were two customers, domestic distributors of the Company's products, Allegiance Healthcare and Fisher HealthCare, that exceeded 10% of the Company's Safety Medical Products and Accessories segment revenue for the periods presented. In the Joint Venture Design & Development segment, Johnson and Johnson Medical, Inc. ("JJM") of Arlington, Texas contributed to more than 10% of the revenues for the periods presented. The following table represents the revenue associated with these major customers by segment:

                                                   Three Months Ended June 30,                 Six Months Ended June 30,
                                                   ---------------------------                 -------------------------
                                                1999           1998         1997           1999           1998           1997
                                            ----------     ----------     --------     ----------     ----------     ----------
TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and Accessories     $1,111,000     $  679,000     $631,000     $1,819,000     $1,501,000     $1,470,000
Joint Venture Design & Development              15,000      1,549,000           --      1,110,000      2,200,000      1,500,000

OTHER DOMESTIC SALES                            88,000         61,000      108,000        310,000        130,000        234,000


EXPORT SALES:
Safety Medical Products and Accessories        219,000         50,000      215,000        508,000         50,000        362,000
Joint Venture Design & Development                  --             --           --             --             --             --
                                            ----------     ----------     --------     ----------     ----------     ----------

TOTAL CONSOLIDATED REVENUE                  $1,433,000     $2,339,000     $954,000     $3,747,000     $3,881,000     $3,566,000
                                            ==========     ==========     ========     ==========     ==========     ==========


During the periods presented, there were no material intersegment revenues.

SEGMENT OPERATING PROFIT (LOSS)

                                                  Three Months Ended June 30,                Six Months Ended June 30, 1999
                                                  ---------------------------                ------------------------------
                                              1999           1998           1997           1999           1998           1997
                                          -----------    -----------    -----------    -----------    -----------    -----------
Safety Medical Products and Accessories   $   697,000    $   132,000    ($  504,000)   $ 1,034,000    $   193,000    ($  873,000)

Joint Venture Design & Development             21,000      1,056,000       (234,000)       846,000      1,307,000        841,000
                                          -----------    -----------    -----------    -----------    -----------    -----------

Total Consolidated Operating Profit           718,000      1,188,000       (738,000)     1,880,000      1,500,000        (32,000)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Selling, General and Administrative        (1,157,000)    (1,188,000)    (1,828,000)    (2,261,000)    (2,431,000)    (3,833,000)
Expenses
Other                                        (295,000)            --             --       (294,000)      (114,000)            --

Financing Expenses                           (305,000)      (143,000)    (2,042,000)      (361,000)      (303,000)    (3,150,000)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Net Profit (Loss)                         ($1,039,000)   ($  143,000)   ($4,608,000)   ($1,036,000)   ($1,348,000)   ($7,015,000)
                                          ===========    ===========    ===========    ===========    ===========    ===========


         For the Safety Medical Products and Accessories segment, operating profit consists of total revenues less product cost and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less costs and expenses and research and development expenses through the first quarter of 1999, as the I.V. catheter project was completed at the end of the first quarter. Subsequent to the first quarter of 1999, operating profit for this segment consists of total revenues less costs and expenses. Interest expense is not reported, as it is not included in the reporting of operating income (loss) for use internally by the chief decision maker.


SEGMENT CAPITAL EXPENDITURES

                                           Three Months Ended June 30,        Six Months Ended June 30,
                                           ---------------------------        -------------------------
                                            1999       1998       1997       1999       1998       1997
                                          --------   --------   --------   --------   --------   --------
Safety Medical Products and Accessories   $104,000   $386,000   $275,000   $104,000   $479,000   $466,000
Joint Venture Design & Development              --         --         --         --         --         --
                                          --------   --------   --------   --------   --------   --------

Total Consolidated Capital Expenditures   $104,000   $386,000   $275,000   $104,000   $479,000   $466,000
                                          ========   ========   ========   ========   ========   ========

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

NOTE 7 - SUBSEQUENT EVENTS

      On July 19, 1999, at the Annual Meeting of Shareholders, the Company amended its Certificate of Incorporation to increase the authorized number of common shares from 18,000,000 to 25,000,000.

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

OVERVIEW

      Since its inception in September 1987 through June 30, 1999, Bio-Plexus incurred cumulative losses totaling $63,908,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products. The Company has also focused its efforts on developing strategic partnerships with major healthcare companies in order to assist with the development and expansion of its product lines.

      With the addition of a high-volume blood collection needle assembly and packaging system in 1996, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles during 1999. The Company will continue to review its cost of operations in order to reduce costs where possible. For the Company to achieve profitability, further reductions in manufacturing and administrative costs and increases in sales are necessary.

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

      In December of 1998, the Company completed the construction of an automated assembly machine for JJM under the terms of the amended agreement, and the equipment was transferred to JJM's manufacturing facility. During the first quarter of 1999, the Company continued to perform services for JJM under the terms of the agreement; however, by the end of the first quarter of 1999, substantially all of the contractual obligations had been met by the Company.

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

      The Company believes that similar arrangements may be possible with one or more major healthcare companies for its other products. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.

THE YEAR 2000 READINESS DISCLOSURE

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

      The Company has completed the awareness phase and is 95% complete in its assessment phase with respect to its internal systems and facilities, with remediation efforts well under way. The following outlines the status of major compliance concerns within the Company:

      1. BUSINESS/ACCOUNTING/INVENTORY SYSTEMS: The Company's principal business and accounting system is a standard product from a major software company that is upgraded by the Company as new versions are released by the software vendor. The Company has written evidence from the vendor that the software is Year 2000 compliant. The business and accounting software is currently running on a Windows NT server, and the Company is currently investigating Year 2000 issues related to both the hardware and software residing on the server.

      2. OFFICE APPLICATIONS: Many desktop PC's have been recently replaced and are using compliant operating systems and applications. Those that have not been replaced may have to be manually reset after the millennium change.

      3. PHONE: Bio-Plexus' phone systems have been evaluated by a qualified vendor and plans are in place to upgrade the program cards that are in the Company's existing systems over the next few months.

      4. ELECTRICAL POWER: Bio-Plexus is dependent on its electrical power vendor to continue to deliver adequate supplies of power to the plant. Contingency plans do not provide for power levels adequate to maintain production. Interruptions in power delivery may result in diminished production output during that time.

      5. PRODUCTION EQUIPMENT: There are a number of microprocessor-controlled devices designed into the Company's production equipment. All but one of these has been found to be Year 2000 compliant. The non-compliant device is a printer that will be replaced during the third quarter of 1999 as part of an unrelated process improvement project. In addition, the Company has determined that its manufacturing monitoring system is not compliant and has begun remediation efforts, including training. The Company expects that this system will be Year 2000 compliant before the millennium change. This system, while an aid to monitoring manufacturing efficiencies, could be supplanted by a manual system for an interim period should Year 2000 problems occur.

      6. SHIPPING AND RECEIVING: Order-picking at Bio-Plexus is performed in a manual fashion based on sales orders generated by the Business/Accounting/Inventory system (see discussion of this system above). Packaging and Shipping are likewise predominately manual, with the exception of an electronic shipping scale, the date function of which is not currently used.

      7. FIRE/SECURITY: The Company has determined that both the fire alarm and the security system at its plant in Vernon, CT are not date dependent. Both systems include standby power capability in the event of power loss. The alarm monitoring company has also certified that their notification system is compliant.

      8. HVAC: The Company's mechanical contractor has determined that its HVAC systems are compliant and will continue to maintain the office, plant, and manufacturing environments through the year 2000.

       The Company plans that all phases will be complete for its internal systems and facilities by September 1999.

       The Company has been assessing its Year 2000 risks related to significant relationships with third parties via ongoing communication with its strategic partners, distributors and customers, and critical suppliers. As part of the process, the Company is requesting written assurances from these suppliers and customers that they have Year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. Responses to these inquiries are currently being gathered and reviewed. The following summarizes the Company's contacts with third parties:

Strategic Partners: The Company has received written communication from both of its strategic partners regarding each of their Year 2000 efforts, and will continue to monitor their level of compliance and the effect on Bio-Plexus.

Johnson & Johnson Medical, Inc. ("JJM"): In 1996, the Year 2000 issue was identified by JJM as a critical business initiative with commitment of resources and funding from senior management. In 1997, a formal structure to address Year 2000 issues was put into place, which included the appropriate resources from the functional business areas along with resources from Information Management. Policies, procedures and monitoring mechanisms have been implemented to provide project management coordination. JJM has assessed the compliance of its products, strategic business support systems, manufacturing equipment, and facilities, and has determined the cost of remediating non-compliant components. JJM has developed a comprehensive plan to cover critical information management, non-information management, and suppliers and customers. In each of these areas, they have completed inventories, assessments and made significant progress toward completion of remediation and testing activities. It is anticipated that this remediation will be substantially complete by the second quarter of 1999. JJM is contacting business partners with whom they share data exchange to develop a compliance interface-testing schedule, and they are communicating with critical business partners for compliance assessment and validation, and to work with them to achieve mutual Year 2000 readiness. JJM has a contingency plan to deal with Year 2000 compliance failures. Contingency planning includes plans to internally share resources, where appropriate, and to address critical issues in areas of common interest. Contingency plans with critical customers and suppliers will also be discussed, including the appropriate strategy of building contingency inventory.

TFX Medical Inc. ("TFX"): Early in 1997, TFX's parent company, Teleflex, Incorporated, initiated a directed program to deal with Year 2000 issues. A full-time project manager was appointed, and a formal awareness and assessment program was initiated corporate wide. With the assistance of an outside professional firm, initial position documents were prepared by all business units under the Teleflex Corporate umbrella, assessing initial status in relation to business risks as posed by the millennium issue. TFX is currently operating under a specific seven-phase audit/completion plan. The listed phases are: Awareness, Inventory, Assessment, Analysis, Conversion, Implementation and Post Implementation. Internal analysis and remediation for main business systems and all peripheral hardware applications is substantially complete, with final upgrades and required adjustments identified and under way. Assisted by a professional third party, a formal program was initiated to identify and remediate the recognized risk as posed by possible non-compliant business partners. TFX's corporate goal of substantial conformance of primary internal systems with Year 2000 compliance standards was attained at year-end 1998. Teleflex is now operating in the final phase of its project "post implementation."

Distributors and Customers: The Company has received written communication from many of its major customers and distributors and will continue to monitor their level of compliance and the effect on Bio-Plexus.

Suppliers: The Company monitors the status of its goods and service providers with respect to the Year 2000 issue using a prioritized matrix. All current and past suppliers of either goods or services are categorized from 1 (highest priority) to 4 (lowest priority), as follows:

            CATEGORY 1: These are vendors that Bio-Plexus relies heavily upon to continue its operations. They might possess Bio-Plexus' custom tooling or be uniquely qualified to supply a given product or to perform a given service. Alternate suppliers would be costly to secure.

            CATEGORY 2: These are vendors that supply important goods and services to Bio-Plexus, but whose goods and/or services are of a less specialized nature and could be procured elsewhere.

            CATEGORY 3: These are vendors who play an important role in Bio-Plexus' business, but either in a support function or in a less time-dependent manner. Impact on the vendor from Year 2000 problems may or may not be felt by Bio-Plexus.

            CATEGORY 4: These are vendors for which alternative sources are known or could be located within a reasonable timeframe. Past, or inactive, vendors will also be included in this category. Compliance statistics are not tracked for this category.

      The Company has designated a specific person to establish communications regarding Year 2000 compliance with all of its vendors and suppliers. To date, 99% of the Company's Category 1, 2, and 3 suppliers have been contacted at least once, with response rates from these suppliers of approximately 78%, 71%, and 52%, respectively. Specific status statistics for each category are outlined below.

      -----------------------------------------------------------------------
                               Category 1      Category 2       Category 3
      -----------------------------------------------------------------------
        Status Uncertain          2/9             6/23            24/50
           In Process             4/9             8/23             9/50
        Fully Compliant           3/9             9/23            17/50
      -----------------------------------------------------------------------

       Activities related to third parties are expected to be completed by September 1999. Despite these efforts, the Company can provide no assurance that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

Reasonably Likely Worst Case Scenario

       One reasonably likely worst-case scenario might be that one or more of the Company's Category 1 suppliers experiences a significant interruption in operations directly affecting their supply of goods or services to Bio-Plexus. The Company plans to maintain greater than normal inventory levels for those goods supplied by vendors whose Year 2000 compliance is less than certain. Additional inventory will also be carried for those vendors who, due to the supply channels involved, might incur a greater than normal delay in delivering goods in the event of a non-compliance problem. Despite these preparations, it is possible that material shortages due to supplier non-compliance could result in production interruptions to the Company's operations.

       Another reasonably likely worst-case scenario is that a category 2 supplier is unable, due to Year 2000 non-compliance, to continue to provide their respective service. If, for example, the company's principal parcel shipper is unable to deliver the Company's products to its customers, then the Company would be forced to use more expensive carriers, incurring additional costs to its operations. Such shipping interruption may also cause delays in the delivery of products to customers.

       The Company is taking steps to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and test for readiness. The Company estimates that the total costs to date are approximately $26,000 and that future costs of the Year 2000 readiness project will not have a material adverse effect on its financial position, results of operations or cash flows. The ultimate effects on the Company of its suppliers and customers not being fully Year 2000 compliant are not reasonably estimable. The Company, therefore, could be adversely effected by such things as loss of revenue, production delays, lack of third party readiness, and other business interruptions. Accordingly, the Company has begun developing contingency plans to address potential issues that may arise. However, the Company believes its Year 2000 remediation efforts, together with the responses from primary suppliers and customers to date, reduces the potential impact of non-compliance to levels which will not have a material adverse effect on its financial position, results of operations or cash flows.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      The Company had product sales of $1,401,000 for the three months ended June 30 1999, compared to $1,085,000 for the same period in the prior year. The increase was primarily attributable to an increase in sales of safety medical devices of $612,000 due to the continued expansion of its domestic account base, increased sales in Europe and better pricing on its products, partially offset by a decrease of $295,000 in product sales associated with the I.V. catheter project for JJM due to its completion in the first quarter of 1999.

      The Company had revenues from services totaling $32,000 for the three months ended June 30, 1999, compared to $1,254,000 for the same period in the prior year. The decrease was primarily attributable to completion of the I.V. catheter development project for JJM in the first quarter of 1999.

      Product costs were $705,000 for the three months ended June 30, 1999, compared to $946,000 for the same period in the prior year. The decrease in these costs resulted primarily from lower costs associated with the I.V. catheter project for JJM and lower manufacturing costs associated with the blood collection needle product line.

      Service costs were $11,000 for the three months ended June 30, 1999, compared to $93,000 for the same period in 1998. These costs represent engineering time billed for various development projects. The decrease in these costs is the result of the completion of the I.V. catheter development project during the first quarter of 1999.

      Research and development expenses were $294,000 for the three months ended June 30, 1999, compared to $112,000 for the same period a year ago. The increase in these costs resulted primarily from a decrease of $211,000 in 1999 of deferred revenue related to the development of the I.V. catheter for JJM that was amortized into income as a reduction in research and development expenses during 1998.

      Selling, general and administrative expenses were $1,157,000 for the three months ended June 30, 1999, compared to $1,188,000 for the same period a year ago. The decrease is primarily attributable to administrative cost reductions in the areas of accounting and human resources as well as reduced facility costs.

      Financing expenses were $305,000 for the three months ended June 30, 1999, compared to $143,000 for the same period in 1998. The increase in these costs resulted primarily from the recording of the intrinsic value of the conversion feature associated with the convertible debenture financing of $121,000 to interest expense in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      The Company had product sales of $2,570,000 for the six months ended June 30 1999, compared to $2,150,000 for the same period in the prior year. The increase was primarily attributable to an increase in sales of safety medical devices of $866,000 due to the continued expansion of its domestic account base, increased sales in Europe and better pricing on its products, partially offset by a decrease of $449,000 in product sales associated with the I.V. catheter project for JJM due to its completion in the first quarter of 1999.

      The Company had revenues from services totaling $1,177,000 for the six months ended June 30, 1999, compared to $1,731,000 for the same period in the prior year. The decrease was primarily attributable to the completion of I.V. catheter development project for JJM in the first quarter of 1999.

      Product costs were $1,535,000 for the six months ended June 30, 1999, compared to $2,064,000 for the same period in the prior year. The decrease in these costs resulted primarily from lower costs associated with the I.V. catheter project for JJM and lower manufacturing costs associated with the blood collection needle product line.

      Service costs were $28,000 for the six months ended June 30, 1999, compared to $212,000 for the same period in 1998. These costs represent engineering time billed for various development projects. The decrease in these costs is the result of the completion of the I.V. catheter development project during the first quarter of 1999.

      Research and development expenses were $598,000 for the six months ended June 30, 1999, compared to $219,000 for the same period a year ago. The increase in these costs resulted primarily from a decrease of $420,000 in 1999 of deferred revenue related to the development of the I.V. catheter for JJM that was amortized into income as a reduction in research and development expenses during 1998.

      Selling, general and administrative expenses were $2,261,000 for the six months ended June 30, 1999, compared to $2,431,000 for the same period a year ago. The decrease is primarily attributable to administrative cost reductions in the areas of accounting and human resources as well as reduced facility costs.

      Financing expenses were $361,000 for the six months ended June 30, 1999, compared to $303,000 for the same period in 1998. The increase in these costs resulted primarily from the recording of the intrinsic value of the conversion feature associated with the convertible debenture financing of $121,000 to interest expense in the second quarter of 1999, partially offset by lower interest expense related to equipment leases.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through June 30, 1999, the Company has received net proceeds of approximately $31,913,000 through borrowings and the sale of debt securities and $50,273,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $18,507,000 was received through the private placement of equity securities.

      Cash used in operating activities for the six months ended June 30, 1999 totaled $1,922,000 and was primarily due to a net loss for the period of $1,036,000. Also contributing were increases in inventory balances due to higher anticipated sales volumes in the future, and higher accounts receivable due to higher products sales of medical devices and accessories during the period. In addition, there were decreases in accrued product replacement costs of $222,000 as a result of the near completion of the product recall in the fourth quarter of 1998, and in deferred revenue resulting from the recognition into income of $875,000 of development funds associated with the JJM I.V. catheter project during the first quarter of 1999.

      Net cash provided by investing activities amounted to $479,000 primarily due to the Company's conversion of a loan to Jordan Pharmaceuticals, Inc. in the amount of $600,000 into shares of Jordan Series A Preferred Stock. Pursuant to the terms of the stock option agreement, Jordan exercised its option to repurchase the shares for total consideration to the Company of $627,000. Offsetting the receipt of cash from Jordan, was the purchase and construction of fixed assets totalling $104,000 for the six month period.

      Net cash provided by financing activities amounted to $1,741,000 for the six months ended June 30, 1999. Proceeds from the sale of stock of $1,100,000 and proceeds from long-term debt of $2,154,000, offset by the repayment of debt totalling $1,350,000 accounted for the net increase in cash for financing activities.

      The Company's primary cash requirement for the remainder of 1999 will be for working capital to sustain ongoing operations for the blood collection needle program, debt service, and, to a lesser extent, further research and development on its winged intravenous set, PICC introducer, and other new products. The Company believes it will need approximately $2.5 million in working capital to fund operations for the balance of 1999, exclusive of funds needed to develop and launch new products. Its overall strategy is to minimize expenditures on new product research and development, as well as production capacity for new products until such time that financing is secured or additional strategic partnerships are feasible.

      On March 24, 1999, the Company signed a commitment for a private placement of up to $4,500,000 aggregate principal amount of 6% Convertible Debentures due 2004 ("the Debentures"). The initial purchase of $2,500,000 aggregate principal amount of Debentures was made on April 27, 1999. The Debentures accrue interest at the rate of 6% per annum, payable quarterly in arrears with interest payable either in cash or in the issuance of additional Debentures, at the option of the Company. The Debentures are convertible at any time at the option of the holders into shares of the Company's common stock at an initial conversion price of $3.06 per share. The Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value plus accrued and unpaid interest at any time after the date of issuance. The Company and the Debenture holders have limited put and call options, respectively, for additional Debentures. The financing also included a warrant to purchase 500,000 shares of common stock at an exercise price of $3.38. Net proceeds from the financing were $2,154,000 after deducting fees and expenses.

      Funds needed to support the Company's working capital requirements for the balance of 1999 will come from current cash on-hand, cash generated from sales of its products, and the Debenture financing as discussed above. In addition to the Debenture financing arrangement and the development of additional strategic partnerships, the Company is reviewing alternative financing strategies to raise additional working capital in 1999 to fund the development and expansion of its product lines. The Company is also continuing to review opportunities to further reduce overhead costs and debt service. Beyond 1999, the Company's liquidity needs will vary depending on sales levels and the cash generated from operations, as well as funds that might be received from future arrangements with strategic partners. Failure to raise needed capital could have an adverse effect on the Company's operations, development plans and cash flows.

      To date the Company has not been adversely impacted by inflation.


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) On July 29, 1999, we increased the number of authorized shares of common stock, no par value, from 18 million to 25 million. On said date, a Certificate of Amendment to the Certificate of Incorporation was filed with the Connecticut Secretary of State for the purpose of effecting the above-referenced changes. The Amendment was approved by holders of a majority of the outstanding shares of common stock entitled to vote at the Company's Annual Meeting of Shareholders held July 19, 1999.

      (c) The Company negotiated a private placement of up to $4,500,000 aggregate principal amount of 6% Convertible Debentures due 2004 (the form of which is filed with the SEC as Exhibit 10.23 in connection with the Company's registration statement on Form S-3 initially filed on May 28, 1999 (File No. 333-79671) pursuant to a Subscription Agreement dated as of April 21, 1999 by and among the Company and certain accredited investors (filed as Exhibit 10.22 to the Form S-3).

      The initial purchase of $2,500,000 aggregate principal amount of debentures was made April 27, 1999. The debentures accrue interest at the rate of 6.0% per annum, payable quarterly in arrears, and the interest is payable either in cash or in the issuance of additional debentures, at the option of the Company. They are equal or senior in right of payment to substantially all future indebtedness of the Company. The debentures are convertible at any time at the option of the holders into shares of the Company's common stock, at an initial conversion rate of $3.06 per share. The debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value plus accrued and unpaid interest at any time after the date of issuance.

      The Company and the debenture holders have limited put and call options, respectively, for additional debentures. Beginning 9 months from the closing date and ending 90 days thereafter, the Company may exercise its put option, without the consent of the debenture holders, to obligate them to purchase up to such principal amount of debentures which brings the aggregate principal amount of the debentures to be sold by the Company to $2,500,000; provided, however, that the debenture holders are not obligated to purchase such amount of "put debentures" unless certain conditions are met, including that the aggregate value of the put debentures are at least $500,000 and no more than $1,000,000.

Beginning twelve (12) months from the closing date and ending 90 days thereafter, each of the debenture holders may exercise its option, without the consent of the Company, to obligate the Company to sell up to such amount of debentures which brings the aggregate value of the debentures to $2,500,000; provided, however, that the Company shall not be obligated to sell such amount of "call debentures" unless certain conditions are met, including that the aggregate value of the call debentures are at least $500,000 and no more than $1,000,000.

      The financing also included a warrant to purchase 500,000 shares of common stock at an exercise price of $3.38 (the form of which is filed as Exhibit 10.24 to the Form S-3). The warrant was issued in consideration for the purchase of the debentures.

      The Company intends to use the proceeds from the purchase of the debentures for general corporate purposes.

      The securities were sold in a private placement in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

      Exhibit No.                    Description                          Method of Filing
      -----------                    -----------                          ----------------
           27                        Financial Data Schedule         Filed with this report.

(b) Reports on Form 8-K

      A report on Form 8-K was filed on April 30, 1999, reporting the sale of up to $4.5 million aggregate principal amount of convertible debentures and a warrant to purchase 500,000 shares of common stock.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Bio-Plexus, Inc.
                                     (Registrant)


    August 16, 1999                  /s/ Richard L. Higgins
---------------------                ------------------------------
       (Date)                        Richard L. Higgins
                                     President and Chief Executive Officer

    August 16, 1999                  /s/ Kimberley A. Cady
---------------------                ------------------------------
       (Date)                        Kimberley A. Cady
                                     Vice President of Finance and Chief
                                     Financial Officer