Form 10-K/A
period 1998-12-31
BIO PLEXUS INC
filed 1999-08-24
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
               THE SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)
[X] AMENDMENT NUMBER 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
The aggregate market value of voting stock held by non-affiliates of the registrant at August 13, 1999, was $40,593,791.

On August 13, 1999, there were 13,541,998 outstanding shares of the registrant's common stock.

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

                                   AMENDMENT

         The registrant is amending its Annual Report on Form 10-K to include amendments to Items 1, 3, 5, 7 & 8 and to file updated exhibits under Part IV of its Report.

                                BIO-PLEXUS, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-K/A
                          YEAR ENDED DECEMBER 31, 1998



                                     PART I

Item 1.      Business ..................................................................................    1
Item 3.      Legal Proceedings and Other Matters .......................................................   11

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder Matters .................   11
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .....   13
Item 8.      Financial Statements and Supplementary Data ...............................................   17

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................   27

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

     Another late-stage development product is the winged intravenous set. Prototypes for the safety winged intravenous set utilizing the Company's self-blunting needle technology have been constructed. A winged intravenous set is a small needle with a pair of plastic wings which gives the healthcare worker the ability to control the needle for very precise vein insertion. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. The Company's product offers a unique third wing for easy insertion and safety blunt activation. It also features a conventional design and appearance for easy handling, storage and disposal. The blunt is activated with movement of the third wing to the right, rendering the needle safe prior to removal from the patient. The Company's strategy is to minimize significant capital expenditures and limit research and development on this product line until additional financing or strategic partnerships can be secured.

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

Patents, Proprietary Rights and Trademark

       The Company holds a United States utility patent for a self-blunting needle using an internal cannula design, which expires in May 2006. The patent is broad enough to include a number of product applications including blood collection needles, winged intravenous sets, and I.V. catheters and has been granted in a number of foreign countries as well, which expire on various dates ranging from September 2003 to September 2008. In addition to its original utility patent for its self-blunting needle design, the Company was granted a patent for its self-blunting needle design specific to a catheter in April 1991, which expires in April 2008. There are also patent applications pending which the Company believes will lengthen its product protection once the patents are granted. The applications have been filed in a number of foreign countries as well as in the United States. There can be no assurance, however, that patents will be issued from any pending patent application. In May 1997, the Company was granted patent protection on its Drop-It(R) holder through May 2018 and, in 1998, filed additional patent applications on its needle disposal container, holders, and other blood collection and infusion devices.

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

       On September 11, 1998, a member of the Company's Board of Directors and shareholder, Mr. David Himick, invested $250,000 in exchange for 124,378 shares of common stock issued at $2.01 per share.

       During the fourth quarter of 1998, a member of the Company's Board of Directors, Mr. Herman Gross, invested $1,000,000 in exchange for 510,000 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

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

YEARS ENDED DECEMBER 31, 1998 AND 1997

       The Company had product sales of $5,086,000 for the year ended December 31, 1998, compared with revenues of $3,542,000 for the prior year. The increase of $1,544,000 included approximately $93,000 attributable to the expansion of its domestic account base and better pricing on its products, and $1,451,000 in sales of equipment to JJM on the I.V. catheter development project.

       The Company had revenues from services totaling $4,171,000 for the year ended December 31, 1998 as compared to $0 in the prior year. Of this amount, $1,313,000 resulted from progress payments by JJM for engineering time on the I.V. catheter capital equipment development project, and $2,625,000 from the recognition of deferred revenue related to the I.V. catheter development project.

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

         Other operating and engineering costs were $1,857,000 for the year ended December 31, 1998, compared with $1,053,000 for the prior year. The increase of $804,000 in these costs represents the net increase between the write-off of obsolete capital equipment totaling $1,359,000 in 1998 compared to $512,000 in the prior year.

         Selling, general and administrative expenses were $4,310,000 for the year ended December 31, 1998, compared with $6,500,000 for the prior year. This decrease resulted from decreases of approximately $1,448,000 associated with workforce reductions in sales and marketing and general management, $595,000 associated with legal and accounting fees, professional fees and insurance expenses, and $100,000 associated with the consolidation of its facilities into one location.

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

(c) Exhibits

The table of exhibits is amended by the update of Exhibits 23 and 23a and restated to read as follows:

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

 4.2              Loan Agreement dated July 27, 1993.

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

10.22             Distribution Agreement dated October 6,
                  1998 by and between the Company and Graphic
                  Controls Corporation........................      Filed with the original report.

10.23             Design, Development and Asset Transfer
                  Agreement dated October 23, 1998 by and
                  between the Company and TFX Medical.........      Filed with the original report.

10.24             License Agreement dated October 23, 1998
                  by and between the Company and TFX Medical..      Filed with the original report.

23                Consent of Mahoney, Sabol & Company,
                  LLP.........................................      Filed with this amendment.

23a               Consent of Price Waterhouse LLP.............      Filed with this amendment.

27                Financial Data Schedule.....................      Filed with the original report.

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


Dated: August 24, 1999

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

                  Depreciation expense was $909,000 in 1998, $1,333,000 in 1997, and $1,313,000 in 1996.

                  Beginning in 1996 and continuing into 1998, certain of the Company's fixed assets were written down to net realizable value and were subsequently written off, as the manner in which these assets were used by the Company had changed. These fixed assets consisted of the Company's first generation production machinery and equipment used to manufacture its blood collection needle product line. This machinery and equipment was internally constructed, lower volume equipment that was phased out over this time period in favor of higher volume, more automated, more efficient production machinery and equipment. Total losses resulting from these write-downs and subsequent write-offs amounted to $1,359,000 in 1998, $512,000 in 1997 and $550,000 in 1996,
         and such losses were reported in other operating and engineering costs on the statements of operations in those years.


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

10.22             Distribution Agreement dated October 6,
                  1998 by and between the Company and Graphic
                  Controls Corporation........................      Filed with the original report.

10.23             Design, Development and Asset Transfer
                  Agreement dated October 23, 1998 by and
                  between the Company and TFX Medical.........      Filed with the original report.

10.24             License Agreement dated October 23, 1998
                  by and between the Company and TFX Medical..      Filed with the original report.

23                Consent of Mahoney, Sabol & Company,
                  LLP.........................................      Filed with this amendment.

23a               Consent of Price Waterhouse LLP.............      Filed with this amendment.

27                Financial Data Schedule.....................      Filed with the original report.