Form 10-Q/A
period 1999-03-31
BIO PLEXUS INC
filed 1999-08-24
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

Mark
 One

[X] AMENDMENT NUMBER 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q/A


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

      During the first quarter of 1999, a member of the Company's Board of Directors and shareholder, Mr. Herman Gross, invested $100,000 in exchange for 47,058 shares of common stock.

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

      On March 24, 1999, the Company signed a commitment for a private placement of up to $4,500,000 aggregate principal amount of 60 Convertible Debentures due 2004 ("the Debentures"). The initial purchase of $2,500,000 aggregate principal amount of Debentures was made on April 27, 1999. The Debentures accrue interest at the rate of 6% per annum, payable quarterly in arrears with interest payable either in cash or in the issuance of additional Debentures, at the option of the Company. The Debentures are convertible at any time at the option of the holders into shares of the Company's common stock at an initial conversion price of $3.06 per share. The Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value plus accrued and unpaid interest at any time after the date of issuance. The Company and the Debenture holders have limited put and call options, respectively, for additional Debentures. The financing also included a warrant to purchase 500,000 shares of common stock at an exercise price of $3.38.

     Funds needed to support the Company's working capital requirements for the balance of 1999 will come from current cash on-hand, cash generated from sales of its products, and the Debenture financing as discussed above. In addition to the Debenture financing arrangement and the development of additional strategic partnerships, the Company is reviewing alternative financing strategies to raise additional working capital in 1999 to fund the development and expansion of its product lines. The Company is also continuing to review opportunities to further reduce overhead costs and debt service. Short-term and long-term cash requirements beyond 1999 will vary depending on sales levels and the cash generated from operations, as well as funds that might be received from future arrangements with strategic partners. Failure to raise needed capital could have an adverse effect on the Company's operations, development plans and cash flow.

PART II. OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K


a)    Reports on Form 8-K

      No reports were filed on Form 8-K during the quarterly period ended March 31, 1999.


b)    Exhibits

      Exhibit No.             Description                   Method of Filing
      -----------             -----------                   ----------------

          27             Financial Data Schedule         Filed with the
                                                         original report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Bio-Plexus, Inc.
                                        (Registrant)

   August 24, 1999                        /s/ Richard L. Higgins
---------------------                   -------------------------------
      (Date)                            Richard L. Higgins
                                        President and Chief Executive Officer

   August 24, 1999                       /s/ Kimberley A. Cady
---------------------                   -------------------------------
      (Date)                            Kimberley A. Cady
                                        Vice President of Finance and Chief
                                          Financial Officer