Form 10-Q
period 1999-09-30
BIO PLEXUS INC
filed 1999-11-15
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark
 One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1999
                                  ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------
Commission file number   0-24128
                         -------

                                BIO-PLEXUS, INC.
             (Exact name of Registrant as specified in its Charter)

        Connecticut                                   06-1211921
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  129 Reservoir Road, Vernon Connecticut 06066
                  --------------------------------------------
           (Address of principal executive offices including zip code)

                                 (860) 870-6112
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
                                                       ------------------
Class of Common Stock                                  as of November 10, 1999
---------------------                                  -----------------------
Common Stock, no par value                                13,785,086

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                                               PAGE
PART I.         FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Condensed Balance Sheets at September 30, 1999
                (unaudited) and December 31, 1998                                                  1

                Condensed Statements of Operations for the three months
                ended September 30, 1999 (unaudited) and 1998                                      2

                Condensed Statements of Operations for the nine months
                ended September 30, 1999 (unaudited) and 1998                                      3

                Condensed Statements of Cash Flows for the nine months
                ended September 30, 1999 (unaudited) and 1998                                      4

                Notes to Condensed Financial Statements                                            5

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                9


PART II.        OTHER INFORMATION

    Item 2.     Changes in Securities                                                             18

    Item 4.     Submission of Matters to a Vote of Security Holders                               18

    Item 6.     Exhibits and Reports on Form 8-K                                                  19


SIGNATURES                                                                                        20

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                               SEPTEMBER 30,                    DECEMBER 31,
                                                                                   1999                            1998
                                                                               (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                           $              195,000           $            535,000
     Accounts receivable                                                                434,000                        564,000
     Inventories:
         Raw materials                                                                  804,000                      1,164,000
         Work-in-process                                                                645,000                        470,000
         Finished goods                                                               1,070,000                        390,000
                                                                           ---------------------            -------------------
                                                                                      2,519,000                      2,024,000
                                                                           ---------------------            -------------------
     Other current assets                                                               186,000                        246,000
                                                                           ---------------------            -------------------
         Total current assets                                                         3,334,000                      3,369,000
                                                                           ---------------------            -------------------

Investment in Jordan Pharmaceuticals (Note 3)                                             -                            600,000

Fixed assets, net                                                                     4,456,000                      4,661,000

Deferred debt financing expenses                                                        382,000                         10,000
Patents, net of amortization                                                            293,000                        252,000
Other assets                                                                            253,000                        260,000
                                                                           ---------------------            -------------------
                                                                         $            8,718,000           $          9,152,000
                                                                           =====================            ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                   $              599,000           $          1,811,000
     Note payable (Note 3)                                                                -                            250,000
     Accounts payable and accrued expenses                                            1,044,000                        528,000
     Accrued interest payable                                                            12,000                         28,000
     Accrued vacation                                                                   187,000                        196,000
     Other accrued employee costs                                                       208,000                        213,000
     Product replacement costs                                                            -                            222,000
     Deferred revenue (Note 6)                                                            -                            875,000
                                                                           ---------------------            -------------------
         Total current liabilities                                                    2,050,000                      4,123,000
                                                                           ---------------------            -------------------

Other long-term debt, net                                                             2,496,000                      2,403,000
Redeemable common stock warrants                                                        149,000                        149,000
Commitments and contingencies (Note 4)                                                     -                               -

Shareholders' equity:
     Convertible preferred stock, no par value, 3,000,000
       authorized, no shares issued and outstanding                                        -                               -
     Common stock, no par value, 25,000,000 authorized,
       13,639,128 and 12,793,165 shares issued and outstanding                       68,977,000                     65,349,000
     Accumulated deficit                                                            (64,954,000)                   (62,872,000)
                                                                           ---------------------            -------------------
         Total shareholders' equity                                                   4,023,000                      2,477,000
                                                                           ---------------------            -------------------
                                                                         $            8,718,000           $          9,152,000
                                                                           =====================            ===================




The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------------------------

                                                                                     1999                        1998
                                                                             ----------------------      ----------------------
Revenue:
  Product                                                                  $             1,143,000     $             1,746,000
  Services                                                                                 148,000                   1,242,000
                                                                             ----------------------      ----------------------
       Total revenue                                                                     1,291,000                   2,988,000
                                                                             ----------------------      ----------------------

Costs and expenses:
  Product                                                                                  630,000                   1,483,000
  Services                                                                                  36,000                      87,000
  Research and development                                                                 248,000                     157,000
  Selling, general and administrative                                                    1,211,000                   1,049,000
                                                                             ----------------------      ----------------------
       Total operating costs and expenses                                                2,125,000                   2,776,000
                                                                             ----------------------      ----------------------

Operating loss                                                                            (834,000)                    212,000

Financing expenses:
  Amortization of deferred debt financing                                                   10,000                      20,000
  Interest expense                                                                         208,000                     150,000
  Other income                                                                              (6,000)                    (20,000)
                                                                             ----------------------      ----------------------
       Total financing expenses                                                            212,000                     150,000
                                                                             ----------------------      ----------------------

Net profit (loss)                                                          $            (1,046,000)    $                62,000
                                                                             ======================      ======================

Per share of common stock:
  Basic and diluted                                                        $                 (0.08)    $                  0.01
                                                                             ======================      ======================

Weighted average common shares outstanding (Note 2):
   Basic                                                                                13,552,117                  12,181,826
   Diluted                                                                              13,552,117                  12,195,740



The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------------------------

                                                                                        1999                        1998
                                                                                ----------------------      ----------------------
Revenue:
  Product                                                                     $             3,713,000     $             3,896,000
  Services                                                                                  1,325,000                   2,973,000
                                                                                ----------------------      ----------------------
       Total revenue                                                                        5,038,000                   6,869,000
                                                                                ----------------------      ----------------------

Costs and expenses:
  Product                                                                                   2,165,000                   3,547,000
  Services                                                                                     64,000                     299,000
  Research and development                                                                    846,000                     376,000
  Selling, general and administrative                                                       3,472,000                   3,480,000
                                                                                ----------------------      ----------------------
       Total operating costs and expenses                                                   6,547,000                   7,702,000
                                                                                ----------------------      ----------------------

Operating loss                                                                             (1,509,000)                   (833,000)

Financing expenses:
  Amortization of deferred debt financing                                                      36,000                      61,000
  Interest expense                                                                            593,000                     493,000
  Other income                                                                                (56,000)                   (100,000)
                                                                                ----------------------      ----------------------
       Total financing expenses                                                               573,000                     454,000
                                                                                ----------------------      ----------------------

Net loss                                                                      $            (2,082,000)    $            (1,287,000)
                                                                                ======================      ======================

Per share of common stock:
  Basic and diluted                                                           $                 (0.15)    $                 (0.11)
                                                                                ======================      ======================

Weighted average common shares
  outstanding (basic and diluted) (Note 2)                                                 13,449,889                  12,160,987
                                                                                ======================      ======================



The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------------------------------
                                                                                       1999                          1998
                                                                               ----------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income (loss)                                                           $            (2,082,000)      $            (1,287,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
      Depreciation and amortization                                                          417,000                       752,000
      Writedown of equipment to net realizable value                                             -                         113,000
      Amortization of deferred debt financing expenses                                        36,000                        61,000
      Amortization of debt discount                                                          292,000                        45,000
      Decrease (increase) in assets:
         Accounts receivable                                                                 130,000                      (312,000)
         Inventories                                                                        (495,000)                     (299,000)
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                               414,000                       425,000
         Accrued interest payable                                                            (16,000)                         -
         Accrued vacation and other accrued employee costs                                   (14,000)                      (62,000)
         Accrued product replacement costs                                                  (222,000)                         -
         (Decrease) increase  in deferred revenue (Note 6)                                  (875,000)                    2,205,000
      Other                                                                                  124,000                       183,000
                                                                               ----------------------        ----------------------
           Net cash (used in) provided by operating activities                            (2,291,000)                    1,824,000
                                                                               ----------------------        ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets                                                  (250,000)                     (479,000)
Long-term investments (Note 3)                                                               627,000                          -
Cost of patents                                                                              (55,000)                     (102,000)
                                                                               ----------------------        ----------------------
           Net cash provided by (used in) investing activities                               322,000                      (581,000)
                                                                               ----------------------        ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (Note 3)                                                1,100,000                          -
Proceeds from exercise of common stock options                                                91,000                        23,000
Redemption of common stock                                                                      -                          (20,000)
Decrease in notes payable (Note 3)                                                          (250,000)                         -
Proceeds from long-term debt                                                               2,092,000                          -
Proceeds from sale and leaseback                                                             137,000                       109,000
Repayments of long-term debt (Note 3)                                                     (1,541,000)                     (838,000)
                                                                               ----------------------        ----------------------
           Net cash provided by (used in) financing activities                             1,629,000                      (726,000)
                                                                               ----------------------        ----------------------

           Net (decrease) increase in cash and cash
             equivalents                                                                    (340,000)                      517,000
           Cash and cash equivalents, beginning of
             period                                                                          535,000                     1,502,000
                                                                               ----------------------        ----------------------
           Cash and cash equivalents, end of period                          $               195,000       $             2,019,000
                                                                               ======================        ======================

Supplemental cash flow disclosures:
      Cash payments of interest                                              $               316,000       $               313,000
      Cash payments of income taxes                                                            4,000                         3,000
      Surrender of debt upon conversion to equity                                             83,000                          -



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

Company converted the promissory note into 120,000 shares of Jordan Series A Preferred Stock. Pursuant to a stock option agreement dated October 31, 1998, Jordan had a right to repurchase the shares of Series A Preferred Stock plus any paid-in-kind shares owned by the Company (in lieu of interest paid in cash), at a purchase price of $5.00 per share. On March 31, 1999, Jordan exercised its option with respect to all the shares for total consideration of $627,000.

      On March 24, 1999, the Company signed a commitment for a private placement of up to $4,500,000 aggregate principal amount of 6% Convertible Debentures due 2004 ("the Debentures"). The initial purchase of $2,500,000 aggregate principal amount of Debentures was made on April 27, 1999. The Debentures accrue interest at the rate of 6% per annum, payable quarterly in arrears in cash. The Debentures are convertible at any time at the option of the holders into shares of the Company's common stock at the lesser of a fixed conversion price of $3.06 per share or a floating conversion price at the time of conversion. The Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value plus accrued and unpaid interest at any time after the date of issuance. The Company and the Debenture holders have limited put and call options, respectively, for additional Debentures. Net proceeds from the financing were $2,092,000 after deducting fees and expenses. Approximately $121,000 was allocated to common stock during the second quarter to reflect the intrinsic value of the conversion feature. This amount was calculated at the commitment date as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount was charged to interest expense. The financing also included a warrant to purchase 500,000 shares of common stock at an exercise price of $3.38. The fair value of the warrants at the date of issuance was recorded as a discount on the debenture which will be amortized over the term of the debenture. On September 28, 1999, the holder of the debentures converted $83,000 of the outstanding principal balance into 27,124 shares of common stock.

      On March 31, 1999, the Company paid the outstanding principal balance of $250,000, and all accrued interest thereon, of a one-year promissory term note to an officer of the Company, Mr. Carl Sahi.

      On April 15, 1999, $300,000 of five-year term notes were converted into 153,633 shares of the Company's common stock.

      On May 3, 1999, an officer of the Company, Thomas Sutton, exercised an option to purchase 30,000 shares of common stock at an exercise price of $2.75.

      On July 19, 1999, at the Annual Meeting of Shareholders, the Company amended its Certificate of Incorporation to increase the authorized number of common shares from 18,000,000 to 25,000,000.

      On September 19, 1999, an officer of the Company, Carl Sahi, exercised a warrant to purchase 125,000 shares of common stock granted in September 1992 in a cashless exercise in exchange for 67,470 shares of common stock.

NOTE 4 - COMMITMENTS

      As of September 30, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $217,000 which primarily represent tooling for its blood collection and holder product lines.

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

      Information with respect to revenue, operating profit or loss and capital expenditures attributable to each of the Company's business segments are as follows:

SEGMENT REVENUE

                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                          --------------------------------         -------------------------------
                                          1999          1998          1997        1999           1998          1997
                                          ----          ----          ----        ----           ----          ----

Safety Medical Products and
  Accessories                         $1,122,000    $  921,000    $  770,000    $3,668,000    $2,602,000    $2,836,000
Joint Venture Design & Development       169,000     2,067,000          --       1,370,000     4,267,000     1,500,000
                                      ----------     ---------     ---------     ---------     ---------     ---------


Total Consolidated Revenue            $1,291,000    $2,988,000    $  770,000    $5,038,000    $6,869,000    $4,336,000
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

                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                         --------------------------------          -------------------------------
                                         1999          1998          1997          1999          1998          1997
                                         ----          ----          ----          ----          ----          ----

TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and
  Accessories                         $1,029,000    $  710,000    $  651,000    $2,847,000    $2,211,000    $2,121,000
Joint Venture Design & Development        68,000     2,067,000          --       1,178,000     4,267,000     1,500,000

OTHER DOMESTIC SALES                     173,000       124,000       110,000       484,000       254,000       344,000

EXPORT SALES:
Safety Medical Products and
  Accessories                             21,000        87,000         9,000       529,000       137,000       371,000
Joint Venture Design & Development          --            --            --            --            --            --
                                      ----------    -----------   ----------    ----------    ----------    ----------

TOTAL CONSOLIDATED REVENUE            $1,291,000    $.2,988,000   $  770,000    $5,038,000    $6,869,000    $4,336,000
                                      ==========    ===========   ==========    ==========    ==========    ==========



   During the periods presented, there were no material intersegment revenues.

SEGMENT OPERATING PROFIT (LOSS)

                                               Three Months Ended September 30,            Nine Months Ended September 30, 1999
                                               --------------------------------            ------------------------------------
                                               1999          1998           1997           1999            1998            1997
                                               ----          ----           ----           ----            ----            ----

Safety Medical Products and Accessories   $   559,000    $   280,000    ($  330,000)    $ 1,593,000     $   473,000     ($1,203,000)
Joint Venture Design & Development            116,000      1,128,000       (364,000)      1,266,000       2,434,000         477,000
                                              -------      ---------       --------       ---------       ---------         -------

Total Consolidated Operating Profit           675,000      1,408,000       (694,000)      2,859,000       2,907,000        (726,000)
                                              -------      ---------       --------       ---------       ---------        --------

Selling, General and Administrative
  Expenses                                 (1,211,000)    (1,049,000)    (1,647,000)     (3,472,000)     (3,480,000)     (5,480,000)
Other                                        (298,000)      (147,000)       (37,000)       (896,000)       (260,000)        (37,000)
Financing Expenses                           (212,000)      (150,000)      (396,000)       (573,000)       (454,000)     (3,546,000)
                                             --------       --------       --------        --------        --------      ----------

Net Profit (Loss)                         ($1,046,000)   $    62,000    ($2,774,000)    ($2,082,000)    ($1,287,000)    ($9,789,000)
                                          ===========    ===========    ===========     ===========     ===========     ===========


         For the Safety Medical Products and Accessories segment, operating profit consists of total revenues less product cost and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less costs and expenses and research and development expenses through the first quarter of 1999, as the I.V. catheter project was completed at the end of the first quarter. Subsequent to the first quarter of 1999, operating profit for this segment consists of total revenues less costs and expenses. Interest expense is not reported, as it is not included in the reporting of segment operating profit (loss) for use internally by the chief decision maker.


SEGMENT CAPITAL EXPENDITURES

                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                      --------------------------------    -------------------------------
                                        1999        1998        1997        1999        1998       1997
                                      -------------------------------------------------------------------

Safety Medical Products and
  Accessories                         $146,000    $240,000    $250,000    $479,000    $706,000    $   --
Joint Venture Design & Development        --          --          --          --          --          --
                                      --------    --------    --------    --------    --------    --------

Total Consolidated Capital
  Expenditures                        $146,000    $   --      $240,000    $250,000    $479,000    $706,000
                                      ========    ========    ========    ========    ========    ========


         There has been no material change in identifiable assets related to reportable segments since the 1998 Annual Report.

NOTE 6 - LICENSING AGREEMENTS

         During April 1998, the Company amended its original Development and License Agreement and canceled its Supply Agreement with JJM. The amended terms included certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000, with additional payments totaling $500,000 payable upon the completion of certain milestones. The $3,500,000 was recorded in 1998 as deferred revenue and $2,625,000 was recognized into income during 1998, and $875,000 was recognized during the first quarter of 1999. In addition, $200,000 in milestone payments were received and recognized into income during the first quarter of 1999.

NOTE 7 - SUBSEQUENT EVENTS

      On October 21, 1999, as interim note financing, the Company issued $3 million aggregate principal amount of 7.5% secured notes (the "Bridge Notes") and 2.5 million common stock warrants (the "Bridge Warrants") to entities affiliated with Appaloosa Management, L.P. ("Appaloosa") of Chatham, New Jersey. The Bridge Notes mature on the earlier of December 31, 1999 or the closing of a permanent financing of $17.5 million in convertible debt and equity. The Bridge Warrants consist of rights to purchase, in the aggregate, 1 million shares of common stock at an initial exercise price of $3.00 per share (the "$3 Warrants"), and warrants to purchase 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants"). The exercise price of the $3 Warrant will automatically increase to $5.00 per share and the exercise price of the $5 Warrant will automatically increase to $7.00 per share, in each case on the earlier of the closing of the permanent financing and October 21, 2000. The $3 Warrants expire on the fifth anniversary of issuance and the $5.00 Warrants expire on the ninth anniversary of issuance.

      During October and November 1999, holders of the 6% Convertible Debentures converted a total of $433,243 of the outstanding principal balance into 145,958 shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussions set forth in this Management's Discussion and Analysis of the Results of Operations and Financial Condition and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of such forward-looking terminology as "believes," "expects," "may," "will," "should," or "anticipates" or negative thereof or other derivations thereon or comparable terminology, or discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the Company's expectation regarding gross profit and operating income, general economic conditions and growth in the safety medical products industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, ability to obtain financing, and other risk factors and uncertainties detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

      Since its inception in September 1987 through September 30, 1999, the Company has incurred cumulative losses totaling $64,954,000. During the same period, the Company's principal focus has been the design, development, testing and evaluation of its blood collection safety needle and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products. The Company has also focused its efforts on developing strategic partnerships with major healthcare companies in order to assist with the development and expansion of its product lines.

      With the addition of a high-volume blood collection needle assembly and packaging system in 1996, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for the balance of 1999. For the Company to achieve profitability, further reductions in manufacturing costs and increases in sales are necessary.

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

      In December of 1998, the Company completed the construction of an automated assembly machine for JJM under the terms of the amended agreement, and the equipment was transferred to JJM's manufacturing facility. During the first quarter of 1999, the Company continued to perform services for JJM under the terms of the agreement; however, by the end of the first quarter of 1999, substantially all of the contractual obligations had been met by the Company. During the second and third quarters of 1999, the Company has continued to provide consulting and engineering work for JJM for the I.V. catheter project; however, this revenue is outside of the original agreements with JJM.

      On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation (subsequently known as Kendall Healthcare Products Company("Kendall")), a subsidiary of Tyco and a major supplier of sharps containers in the United States. The agreement allows Kendall to purchase and distribute Bio-Plexus Drop-It(R) Needle Disposal Containers and Drop-It(R) Quick Release Needle Holders. The agreement has an initial term of three years, and shall be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

      On October 23, 1998 the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a PICC Introducer Catheter with TFX Medical, a division of Teleflex Incorporated ("TFX"), the industry's dominant supplier of PICC Introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC Introducer Catheters featuring the Company's Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company will design and develop safety needle assemblies to be used with the TFX Peelable Catheter, and will modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement includes additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers.

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

      The Company has completed the awareness and assessment phases with respect to its internal systems and facilities, with remediation efforts well under way. The following outlines the status of major compliance concerns within the
Company:

       1. BUSINESS/ACCOUNTING/INVENTORY SYSTEMS: The Company's principal business and accounting system is a standard product from a major software company that is upgraded by the Company as new versions are released by the software vendor. The Company has written evidence from the vendor that the software is Year 2000 compliant. The business and accounting software is currently running on a Windows NT server, and the Company has determined that both the hardware and software residing on the server are Year 2000 compliant.

       2. OFFICE APPLICATIONS: Many desktop PC's have been recently replaced and are using compliant operating systems and applications. Those not scheduled to be replaced may have to be manually reset after the millennium change. Any remaining non-compliant, mission critical PC's will be replaced by year-end.

       3. PHONE: The Company's phone systems have been evaluated by a qualified vendor and plans to upgrade the program cards that are in the Company's existing systems are underway and will be completed by year-end.

       4. ELECTRICAL POWER: The Company is dependent on its electrical power vendor to continue to deliver adequate supplies of power to the plant. Contingency plans do not provide for power levels adequate to maintain production. Interruptions in power delivery may result in diminished production output during that time.

       5. PRODUCTION EQUIPMENT: There are a number of microprocessor-controlled devices designed into the Company's production equipment. All of these devices are Year 2000 compliant. The Company has determined that its manufacturing monitoring system is not compliant and remediation efforts are well underway and will be complete by year-end.

       6. SHIPPING AND RECEIVING: Order-picking at the Company is performed in a manual fashion based on sales orders generated by the Business/Accounting/Inventory system (see discussion of this system above). Packaging and Shipping are likewise predominately manual, with the exception of an electronic shipping scale, the date function of which is not currently used. Printing of shipping labels has been automated, though manual processes remain in place to enable label creation with no interruption to order fulfillment.

       7. FIRE/SECURITY: The Company has determined that both the fire alarm and the security system at its plant in Vernon, CT are not date dependent. Both systems include standby power capability in the event of power loss. The alarm monitoring company has also certified that their notification system is compliant.

       8. HVAC: The Company's mechanical contractor has determined that its HVAC systems are compliant and will continue to maintain the office, plant, and manufacturing environments through the millennium change.

       The Company has been assessing its Year 2000 risks related to significant relationships with third parties via ongoing communication with its strategic partners, distributors and customers, and critical suppliers. As part of the process, the Company has requested written assurances from these suppliers and customers that they have Year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. Responses to these inquiries have been gathered and reviewed. The following summarizes the Company's contacts with third parties:

       Strategic Partners: The Company has received written communication from both of its strategic partners regarding each of their Year 2000 efforts:

              JOHNSON & JOHNSON MEDICAL, INC.: In 1996, the Year 2000 issue was identified by JJM as a critical business initiative with commitment of resources and funding from senior management. In 1997, a formal structure to address Year 2000 issues was put into place, which included the appropriate resources from the functional business areas along with resources from Information Management. Policies, procedures and monitoring mechanisms were implemented to provide project management coordination. JJM is finalizing Year 2000 readiness of their current products, services and business systems. Their goals are: to achieve full compliance before Year 2000; to provide safe, continual flow of products as they enter Year 2000; to work with their business partners to jointly identify potential risks and develop strategies to mitigate problems; to help business partners meet their commitments to JJM and identify risks in the supply chain and to work together on appropriate contingency plans; to plan so that JJM's products are there when customers need them; and to achieve a smooth transition to the new year. JJM completed their assessments and has made significant progress toward achieving their readiness goals within their Information Management and Non-Information Management and Product areas. They are also engaged in a business partner program that includes proactive meetings with a large number of their customers and suppliers. They will continue to work on these readiness efforts throughout the remainder of 1999 with a focus on risk mitigation and contingency planning. JJM has stated in their Readiness Disclosure that it is their belief that "the Year 2000 should have a minimal impact on their operations and product availability and that a key principle for their business partners is 'Business As Usual'". As of January 1, 1999, nearly Ninety-eight percent of their current products were in complete compliance. Ninety-five percent of their business systems and supporting technical infrastructure along with manufacturing facilities and equipment are currently compliant, and they expect to have one hundred percent compliance in all critical areas well before the year 2000.

              TFX MEDICAL INC.: Early in 1997, TFX's parent company, Teleflex, Incorporated, initiated a directed program to deal with Year 2000 issues. A full-time project manager was appointed, and a formal awareness and assessment program was initiated corporate wide. With the assistance of an outside professional firm, initial position documents were prepared by all business units under the Teleflex corporate umbrella, assessing initial status in relation to business risks as posed by the millennium issue. TFX is currently operating under a specific seven-phase audit/completion plan. The listed phases are: Awareness, Inventory, Assessment, Analysis, Conversion, Implementation and Post Implementation. Internal analysis and remediation for main business systems and all peripheral hardware applications is substantially complete, with final upgrades and required adjustments identified and under way. Assisted by a professional third party, a formal program was initiated to identify and remediate the recognized risk as posed by possible non-compliant business partners. TFX's corporate goal of substantial conformance of primary internal systems with Year 2000 compliance standards was attained at year-end 1998. Teleflex is now operating in the final phase of its project "post implementation."


        Distributors and Customers: The Company has received written communication from both of its major distributors, Allegiance Healthcare and Fisher Scientific, as well as many of its smaller customers. The following is a summary of the Company's communications with its two major distributors:

              ALLEGIANCE HEALTHCARE: In late 1998, Allegiance completed their $100 million installation of new information technology systems for order entry, inventory management, Internet commerce, and manufacturing and distribution automation. All of these systems are Year 2000 compliant. Their self-manufactured products contain no microprocessors or date-sensitive components; thus, they are Year 2000 ready. Allegiance is working closely with their supply chain partners to ensure that their partners products and systems are compliant as well.

              FISHER HEALTHCARE (FISHER SCIENTIFIC): In February 1997, Fisher's Year 2000 Project was formally initiated and their Year 2000 Project Team created using export resources from

              Information Systems (IS), Material Management, Logistics, Operations, and Quality Assurance. This team developed and executed a detailed Year 2000 Readiness Plan. Fisher's Readiness Plan identified Year 2000 issues within its IS systems. Application code and hardware are being remediated or replaced and tested again for compliance. The top 402 suppliers, representing 96% of products sold in the U.S. have been surveyed, and Fisher is continuing to work closely with these organizations to assess and test their systems compliance to assure that transactions are functioning correctly under all circumstances. Fisher is testing its most critical system interfaces and is in the process of developing contingency and business continuation plans to address supplier issues identified through its evaluations and assessments. Fisher publishes a detailed status report of Product Compliance of products they distribute currently and those they distributed in the past. This report can be accessed on from their website and assessments made on a product by product basis.

        Suppliers: The Company monitors the status of its goods and service providers with respect to the Year 2000 issue using a prioritized matrix. All current and past suppliers of either goods or services are categorized from 1 (highest priority) to 4 (lowest priority), as follows:

                   CATEGORY 1: These are vendors that the Company relies heavily upon to continue its operations. They might possess the Company's custom tooling or be uniquely qualified to supply a given product or to perform a given service. Alternate suppliers would be costly to secure.

                   CATEGORY 2: These are vendors that supply important goods and services to the Company, but whose goods and/or services are of a less specialized nature and could be procured elsewhere.

                   CATEGORY 3: These are vendors who play an important role in the Company's business, but either in a support function or in a less time-dependent manner. Impact on the vendor from Year 2000 problems may or may not be felt by Bio-Plexus.

                   CATEGORY 4: These are vendors for whom alternative sources are known or could be located within a reasonable timeframe. Past, or inactive, vendors will also be included in this category. Compliance statistics are not tracked for this category.

             The Company has designated a specific person to establish communications regarding Year 2000 compliance with all of its vendors and suppliers. Specific status statistics for each category are outlined below.

--------------------------------------------------------------------------------
                             Category 1         Category 2          Category 3
--------------------------------------------------------------------------------
    Fully Compliant              9/11              14/24               27/47
       In Process                2/11               6/24                9/47
    Status Uncertain             0/11               4/24               11/47

--------------------------------------------------------------------------------


       The remainder of activities related to third parties will be completed by the end of the year. Despite these efforts, the Company can provide no assurance that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

       The most "reasonably likely worst-case scenario" that could occur due to the millennium change would result if the Company lost all electrical power to its manufacturing facility. Contingency plans do not provide for backup power in case of a loss. Interruptions in power delivery could result in diminished production output and less shipping of product to customers during that time. However, the Company's contingency plans do include additional inventory levels at year-end to support its current level of sales to distributors and customers in case of a loss of power. The Company does not believe that a complete loss of electrical power for a limited amount of time would have a material adverse effect on its results of operations, liquidity, and financial condition.

       The Company is taking steps to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and test for readiness. The Company estimates that the total costs to date are approximately $36,000 and that future costs of the Year 2000 readiness project will not have a material adverse effect on its financial position, results of operations or cash flows. The ultimate effects on the Company of its suppliers and customers not being fully Year 2000 compliant are not reasonably estimable. The Company, therefore, could be adversely effected by such things as loss of revenue, production delays, lack of third party readiness, and other business interruptions. However, the Company believes its Year 2000 remediation efforts, together with the responses from primary suppliers and customers to date, reduces the potential impact of non-compliance to levels which will not have a material adverse effect on its financial position, results of operations or cash flows.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      The Company had product sales of $1,143,000 for the three months ended September 30 1999, compared to $1,746,000 for the same period in the prior year. The decrease was attributable to a decrease in the sales of equipment of $814,000 associated with the I.V. catheter project for JJM, partially offset by an increase in sales of safety medical devices of $201,000 over the prior year.

      The Company had revenues from services totaling $148,000 for the three months ended September 30, 1999, compared to $1,242,000 for the same period in the prior year. The decrease was primarily attributable to completion of the I.V. catheter development project for JJM in the first quarter of 1999.

      Product costs were $630,000 for the three months ended September 30, 1999, compared to $1,483,000 for the same period in the prior year. The decrease in these costs resulted primarily from lower costs associated with the I.V. catheter project for JJM and lower manufacturing costs associated with the blood collection needle product line.

      Service costs were $36,000 for the three months ended September 30, 1999, compared to $87,000 for the same period in 1998. These costs represent engineering time billed for various development projects. The decrease in these costs is the result of the completion of the I.V. catheter development project during the first quarter of 1999.

      Research and development expenses were $248,000 for the three months ended September 30, 1999, compared to $157,000 for the same period a year ago. The increase in these costs resulted from a decrease of $211,000 in 1999 of deferred revenue related to the development of the I.V. catheter for JJM that was amortized into income as a reduction in research and development expenses during 1998, partially offset by decreased research and development expenses in 1999 as compared to 1998.

      Selling, general and administrative expenses were $1,211,000 for the three months ended September 30, 1999, compared to $1,049,000 for the same period a year ago. The increase is primarily attributable to increased expenses in the area of sales and marketing of $167,000, partially offset by decreases in administrative costs in the areas of accounting, human resources and facility costs.

      Financing expenses were $212,000 for the three months ended September 30, 1999, compared to $150,000 for the same period in 1998. The increase in these costs resulted primarily from increased amortization expense of $84,000 from the recording of warrants associated with the convertible debenture financing in the second quarter of 1999, partially offset by decreased interest expense of $28,000 associated with equipment lease financing.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

      The Company had product sales of $3,713,000 for the nine months ended September 30 1999, compared to $3,896,000 for the same period in the prior year. The decrease was attributable to a decrease in sales of equipment associated with the I.V. catheter project for JJM of $1,263,000 due to its completion in the first quarter of 1999, partially offset by increased sales of safety medical devices of $1,067,000 due to the continued expansion of its domestic account base and better pricing on its products.

      The Company had revenues from services totaling $1,325,000 for the nine months ended September 30, 1999, compared to $2,973,000 for the same period in the prior year. The decrease was primarily attributable to lower billable engineering time associated with I.V. catheter development project for JJM of $1,151,000 in the first quarter of 1998 versus 1999 and decreased deferred revenue of $875,000 also associated with the JJM I.V. catheter development project, partially offset by increased billable engineering time of $179,000 associated with the TFX PICC Introducer Catheter and increased revenues of $200,000 for certain milestones that were met under the JJM agreements.

      Product costs were $2,165,000 for the nine months ended September 30, 1999, compared to $3,547,000 for the same period in the prior year. The decrease in these costs resulted primarily from lower costs of $1,118,000 associated with the I.V. catheter project for JJM and lower manufacturing costs associated with the blood collection needle product line.

      Service costs were $64,000 for the nine months ended September 30, 1999, compared to $299,000 for the same period in 1998. These costs represent engineering time billed for various development projects. The decrease in these costs is the result of the completion of the I.V. catheter development project during the first quarter of 1999.

      Research and development expenses were $846,000 for the nine months ended September 30, 1999, compared to $376,000 for the same period a year ago. The increase in these costs resulted primarily from a decrease of $631,000 in 1999 of deferred revenue related to the development of the I.V. catheter for JJM that was amortized into income as a reduction in research and development expenses during 1998, partially offset by decreased research and development expenses in 1999 as compared to 1998.

      Selling, general and administrative expenses were $3,472,000 for the nine months ended September 30, 1999, compared to $3,480,000 for the same period a year ago.

      Financing expenses were $573,000 for the nine months ended September 30, 1999, compared to $454,000 for the same period in 1998. The increase in these costs resulted primarily from the recording of the intrinsic value of the conversion feature associated with the convertible debenture financing of $121,000 to interest expense in the second quarter of 1999 and increased amortization expense of $84,000 from the recording of warrants associated with the convertible debenture financing in the second quarter of 1999, partially offset by lower interest expense related to equipment leases.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through September 30, 1999, the Company has received net proceeds of approximately $31,913,000 through borrowings and the sale of debt securities and $50,273,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $18,507,000 was received through the private placement of equity securities.

      Cash used in operating activities for the nine months ended September 30, 1999 totaled $2,291,000 and was primarily due to a net loss for the period of $2,082,000. Also contributing was an increase in inventory balances due to higher anticipated sales volumes in the future. In addition, there were decreases in accrued product replacement costs of $222,000 as a result of the near completion of the product recall in the fourth quarter of 1998, and in deferred revenue resulting from the recognition into income of $875,000 of development funds associated with the JJM I.V. catheter project during the first quarter of 1999.

      Net cash provided by investing activities amounted to $322,000 primarily due to the Company's conversion of a loan to Jordan Pharmaceuticals, Inc. in the amount of $600,000 into shares of Jordan Series A Preferred Stock. Pursuant to the terms of the stock option agreement, Jordan exercised its option to repurchase the shares for total consideration to the Company of $627,000. Offsetting the receipt of cash from Jordan, was the purchase and construction of fixed assets totalling $250,000 and patent costs of $55,000 for the nine month period.

      Net cash provided by financing activities amounted to $1,629,000 for the nine months ended September 30, 1999. Proceeds from the sale of stock of $1,100,000 and proceeds from long-term debt of $2,092,000, offset by the repayment of debt totalling $1,541,000 accounted for the net increase in cash for financing activities.

      The Company's primary cash requirement for the remainder of 1999 will be for working capital to sustain ongoing operations for the blood collection needle program, debt service, and further research and development on its winged intravenous set, PICC introducer, and other new products. The Company believes that, in addition to cash generated from sales of its products, it will need approximately $1.5 million in working capital to fund operations for the balance of 1999, exclusive of funds needed to develop and launch new products.

      On October 21, 1999, as interim note financing, the Company issued $3 million aggregate principal amount of 7.5% secured notes (the "Bridge Notes") and 2.5 million common stock warrants (the "Bridge Warrants") to entities affiliated with Appaloosa Management, L.P. ("Appaloosa") of Chatham, New Jersey. The Bridge Notes mature on the earlier of December 31, 1999 or the closing of a permanent financing of $17.5 million in convertible debt and equity. The Bridge Warrants consist of rights to purchase, in the aggregate 1 million shares of common stock at an initial exercise price of $3.00 per share (the $3 Warrants"), and warrants to purchase 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants"). The exercise price of the $3 Warrant will automatically increase to $5.00 per share and the exercise price of the $5 Warrant will automatically increase to $7.00 per share, in each case on the earlier of the closing of the permanent financing and October 21, 2000. The $3 Warrants expire on the fifth anniversary of issuance and the $5.00 Warrants expire on the ninth anniversary of issuance.

      Funds needed to support the Company's working capital requirements for the balance of 1999 will come from current cash on-hand, cash generated from sales of its products, and the Bridge Notes as discussed above. In addition to the Bridge Note financing, the Company has received a commitment from Appaloosa for $17.5 million (including the Bridge Notes) consisting of $16.75 million zero-coupon convertible secured notes and an equity investment of $750,000 in exchange for 250,000 shares of common stock, plus additional warrants. The financing is subject to shareholder approval and is expected to be completed by December 31, 1999. This financing will allow the Company to fund the development and expansion of its product lines beyond 1999. Failure to raise the needed capital could have an adverse effect on the Company's operations, development plans and cash flows.

      To date the Company has not been adversely impacted by inflation.


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

      On September 19, 1999, an officer of the Company, Carl R. Sahi, exercised a warrant granted in September 1992 to purchase 125,000 shares of common stock in a cashless exercise in exchange for 67,470 shares of common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on July 19, 1999. Matters that were acted upon included: the election of the Board of Directors; an amendment to the Company's Certificate of Incorporation; and ratification of the selection of Mahoney Sabol & Company, LLP as independent public accountants for the current fiscal year.

      Five (5) persons were elected as members of the Board of Directors. They included: Richard L. Higgins, Carl R. Sahi, Richard D. Ribakove, David Himick and Herman Gross.

The votes cast were as follows:
                                                Votes For       Votes Withheld
                                                ---------       --------------
Richard L. Higgins                              11,095,462           91,441
Carl R. Sahi                                    11,097,931           88,972

Richard D. Ribakove                             11,101,812           85,091
David Himick                                    11,094,812           92,091
Herman Gross                                    11,041,207           145,696

      The shareholders approved an amendment to the Company's Certificate of Incorporation which increased the number of shares of Common Stock to twenty-five (25) million shares. The amendment required a vote of holders of a majority of the issued and outstanding shares of common stock entitled to vote on the amendment present in person or represented by proxy at the Annual Meeting when a quorum is present. The amendment was approved by the following vote: for:
10,864,395; against: 279,155; abstain: 43,353. There were no broker non-votes.


      The shareholders also ratified the selection of Mahoney Sabol & Company, LLP as the independent accountants to examine the accounts of the Company for the current fiscal year and to report on the Company's financial statements for that period. The ratification was made by the following vote: for: 11,150,924; against: 16,724; abstain: 19,255. There were no broker non-votes.

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


                                          Bio-Plexus, Inc.
                                          ----------------
                                          (Registrant)


         November 15, 1999               /s/ Carl R. Sahi
         -----------------               ---------------------------------
              (Date)                     Carl R. Sahi
                                         President and Chief Executive Officer


         November 15, 1999               /s/ Kimberley A. Cady
         -----------------               ---------------------------------
              (Date)                     Kimberley A. Cady
                                         Vice President of Finance and Chief
                                           Financial Officer