Form 10-K
period 1999-12-31
BIO PLEXUS INC
filed 2000-04-14
CIK 865532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

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

                              TITLE OF EACH CLASS:

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 31, 2000, was $37,620,383.

     On March 31, 2000, there were 14,389,979 outstanding shares of the registrant's common stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE NEED ADDITIONAL FINANCING AND THESE FUNDS MAY NOT BE AVAILABLE TO US.

     To date, our capital requirements have been significant. We have relied upon the proceeds of sales of our securities and other financing vehicles to continue research and development and to fund our working capital requirements. We do not have sufficient capital to continue our daily operations beyond 2000 unless we obtain additional financing. With the exception of (i) the existence of a call right in favor of certain holders of our 6% Convertible Debentures which could result in up to $1 million in proceeds to us and (ii) the commitment for $17.5 million in permanent financing with Appaloosa Management L.P., which we expect to close on April 28, 2000 and which is described in more detail elsewhere in this Annual Report on Form 10-K, we do not know of any other existing commitments to us for any additional financing and we cannot assure investors that any such commitment could be obtained on favorable terms, if at all. Our ability to raise additional financing may be dependent on many factors beyond our control, including the state of capital markets and the development or prospects for development of competitive technology by other companies. Any additional equity financing may cause dilution of our current stockholders, and any debt financing may require restrictions on our right to declare dividends or on other aspects of our business. See "Business -- Convertible Note Financing."

WE HAVE EXPERIENCED A HISTORY OF LOSSES AND ANY FUTURE PROFITABILITY IS
UNCERTAIN.

     We were formed in 1987, and we have not yet made a profit. We cannot guarantee that we will ever be profitable. Furthermore, we may incur additional losses. As of December 31, 1999 we had an accumulated deficit of approximately $68,105,000 and we cannot assure investors that we will ever achieve profitability or positive operating cash flow. Our relatively limited history of operations, the nature of our business, and our limited marketing and manufacturing experience make the prediction of future operating results difficult and highly unreliable. Our future prospects, therefore, must be evaluated in light of the substantial risks, expenses, delays and difficulties normally encountered by companies in the medical device industry, which is characterized by an increasing number of participants, intense competition and a high rate of failure. We cannot assure investors that we will be able to market our products at prices and in quantities that will generate a profit. We cannot assure investors that we can avoid potential delays and expenses in developing new products, problems with production and marketing or other unexpected difficulties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR ACCOUNTANTS.

     We currently require substantial amounts of capital to fund current operations and to implement our new business plan to be developed. Due to recurring losses from operations, an accumulated deficit, and our inability through December 31, 1999 to obtain sufficient permanent financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters raise substantial doubt about our ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR SUCCESS DEPENDS ON GREATER COMMERCIAL ACCEPTANCE; WE ARE NOT ABLE TO PREDICT FUTURE COMMERCIAL ACCEPTANCE.

     Our future depends on the success of our current safety medical products and the development of new safety medical products, which depends primarily on health care professionals accepting our products as reliable, accurate and cost-effective replacement for traditional medical products. We cannot predict how quickly the market will accept our safety blood collection needle and related accessory products that are marketed under the Punctur-Guard(R) and Drop-It(R) trademarks. We cannot predict how quickly we will be able to introduce new safety medical products to the market either independently or through our strategic partnerships with other healthcare companies. Although we continue to focus on developing additional safety medical products featuring our patented internal blunting technology to respond to the needs of health care professionals, we cannot guarantee that we will be able to develop enough additional safety medical products quickly enough or in a way that is cost-effective or at all.

OUR MANUFACTURING IS SUBJECT TO CERTAIN RISKS.

     We may face unexpected technical problems in trying to transfer product ideas from the development stage to the manufacturing stage. These technical problems could delay our plans for new product releases. In addition, our manufacturing processes involve proprietary molds, machinery and systems to manufacture our safety needle and related products which our manufacturing personnel must continuously monitor and update, especially as we develop more products. Also, we may not be able to predict or satisfy changing customer demands for certain products and it could take longer than expected for us to change the manufacturing processes to respond to these demands. As a result, we may not have sufficient inventory to meet customer demands or we may have too much product inventory at times, which could affect our relationships with customers and negatively affect our working capital. In order to be profitable, we must manufacture greater quantities of products than we have to date and we must do this more efficiently than we have. We cannot assure investors that we will be able to produce our products at commercially reasonable costs. Some of our components are made by only a few outside vendors. We may not be able to meet the demand for our products if one or more of these vendors could not supply us with the needed components. Our Vernon, Connecticut facility is our only manufacturing facility. If this facility were damaged or closed due to fire or other causes, it would negatively impact our business.

WE MAY NOT BE SUCCESSFUL IN DEFENDING OUR PROPRIETARY RIGHTS.

     Our commercial success depends partly upon our trade secrets, know-how, trademarks, patents and other proprietary rights. We actively seek patent protection for our proprietary technology in the United States and internationally, but we cannot assure investors that third parties will not challenge our patents or that they will not be invalidated or designed around or that they will provide a commercially significant level of protection. We cannot assure investors that any pending patent applications or applications filed in the future will result in a patent being issued to us. Furthermore, once issued, a patent is not always valid or enforceable, and a patent holder may still infringe the patent rights of others. If our key patents are invalidated or expire, this could lead to increased competition and would adversely affect our business. In addition, we may be found to have infringed the proprietary rights of others or may be required to respond to patent infringement claims and may have to litigate to determine the priority of inventions. Litigation may be necessary to enforce our patents, trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. It would be a substantial expense to our business and a diversion of our personnel's time and effort to defend and prosecute intellectual property suits and related legal and administrative proceedings. A determination against us could be very costly and/or require us to seek licenses from third parties which may not be available on commercially reasonable terms, if at all. Furthermore, we cannot assure investors that we will be able to maintain the confidentiality of our trade secrets or know-how or that others may not develop or acquire trade secrets or know-how that are similar to ours.

WE COMPETE AGAINST LARGER, STRONGER ENTITIES THAT SELL MORE ESTABLISHED SAFETY MEDICAL PRODUCTS.

     Our success depends on our ability to establish and maintain a competitive position in the safety medical product market, particulary with respect to our Punctur-Guard(R) safety needle and related products. We expect that manufacturers of conventional medical products will compete intensely to maintain their markets and revenues. Some of these manufacturers currently offer products which many perceive to be less expensive to operate and which include a broader range of applications than the products we offer and expect to offer. We cannot assure investors that competitive pressures will not result in price reductions of our products, which could adversely affect our profitability. In addition, health care professionals may choose to maintain their current method of blood collection, which may not rely on self-blunting needle technology. We also face competition from manufacturers of alternative safety medical products intended for similar use. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than ours. Our products may become obsolete or non-competitive if rapid technological changes or developments occur. We may need to make substantial investments in and commit significant resources to product improvement and development in order to stay competitive and successfully introduce new products. We cannot assure investors that we will have the resources necessary to make such investments. If we do have the required resources, we cannot assure investors that we will be able to respond adequately to technological or market changes.

WE DEPEND ON KEY MEMBERS OF OUR STAFF AND MUST RETAIN AND RECRUIT QUALIFIED INDIVIDUALS IF WE ARE TO BE COMPETITIVE.

     Our success depends on our ability to attract and retain certain scientific, technical, regulatory and managerial personnel. If we lose key personnel, it could have a materially adverse effect on our business. Competition for qualified personnel is intense and we cannot assure investors that we will be successful in recruiting or retaining such personnel in the future.

OUR PRODUCTS ARE REGULATED BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION
(FDA).

     Our products in the United States are regulated as medical devices by the FDA. The process of obtaining United States regulatory approvals and clearances may be lengthy, expensive and uncertain. Commercial distribution of our products in foreign countries may be subject to varying governmental regulation which may delay or restrict the marketing of our products in those countries. In addition, other regulatory authorities may impose limitations on the use of our products. FDA enforcement policy strictly prohibits the marketing of FDA-cleared or approved medical devices for unapproved uses. Our manufacturing operations are subject to compliance with Good Manufacturing Practices ("GMP") regulations of the FDA and similar foreign regulations. These regulations include controls over design, testing, production, labeling, documentation and storage of medical devices. Enforcement of GMP regulations has increased significantly in the last several years and the FDA has stated publicly that compliance will be more strictly monitored in the future. Our facilities and manufacturing processes, as well as those of current and future third party suppliers, will be subject to periodic inspection by the FDA and other regulatory authorities. Failure to comply with these and other regulatory requirements could result in, among other measures, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension or production, refusal of the government to grant clearance or approval for devices, withdrawal of clearances or approvals, or criminal prosecution, which would have an adverse effect on our business.

RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS.

     In recent years, we experienced sales in international markets and expect to continue to expand our product distribution internationally. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, and potentially adverse tax consequences. In addition, it may be difficult for us to enforce and collect receivables through a foreign country's legal system and to protect our intellectual property in foreign countries. We cannot assure investors that one or more of these factors will not have a material and adverse effect on our international business opportunities.

ANTITAKEOVER PROVISIONS.

     We are subject to Sections 33-840 through 33-845 of the Connecticut Business Corporation Act which generally impose restrictions upon certain acquirers and their affiliates and associates of ten percent or more of our Common Stock.

MANAGEMENT AND SIGNIFICANT STOCKHOLDERS CAN EXERCISE INFLUENCE OVER THE COMPANY.

     As of March 31, 2000, directors, executive officers and principal stockholders of the Company beneficially owned approximately 27% of our outstanding voting securities. Furthermore, Appaloosa Management, L.P. individually is the beneficial owner of 15.8% of our shares of Common Stock and after the consummation of the permanent financing described elsewhere in this Annual Report on Form 10-K, Appaloosa Management, L.P. could beneficially own a greater percentage of the aggregate outstanding

Common Stock, based on certain assumptions and calculations more fully described in our proxy statement filed with the Securities and Exchange Commission on April 3, 2000. As a result, the foregoing stockholders, individually and/or acting together may be able to influence the outcome of stockholder votes. Examples of stockholder votes include those for the election of directors, changes in our Certificate of Incorporation and Bylaws and approving certain mergers or other similar transactions, such as a sale of all or substantially all of our assets. See "Security Ownership of Certain Beneficial Owners and Management."

THE COMPANY'S STOCK PRICE IS VOLATILE AND INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.

     The market price of our Common Stock has fluctuated significantly and as a result, it has been described as "volatile." Future announcements concerning our competitors, including operating results, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, or litigation could have a significant impact on the market price of our Common Stock. In addition, Appaloosa Management, L.P. and certain related entities have the right to request under the Securities Act of 1933, as amended, that we register the shares of Common Stock they beneficially own for public sale. If we registered these shares, they would, subject to certain volume limitations, become freely tradeable. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations, which may adversely affect the market price of our Common Stock. Some of these fluctuations have particularly affected companies in the medical device industry and they have often been unrelated to the operating performance of such companies. In addition, general economic, political and market conditions may also adversely affect the market price of our Common Stock. We cannot assure investors that the trading price of our Common Stock will remain at or near its current level.

                                BIO-PLEXUS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                  PART I
Item 1.   Business....................................................    7
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings and Other Matters.........................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
                                  PART II
          Market for the Registrant's Common Equity and Related
Item 5.   Shareholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   19
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   19
Item 8.   Financial Statements and Supplementary Data.................   24
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   24
                               PART III
Item 10.  Executive Officers and Directors of the Registrant..........   24
Item 11.  Executive Compensation......................................   26
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   33
                               PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   33

                                     PART I

ITEM 1.  BUSINESS

  General Development of Business

     Bio-Plexus, Inc. was incorporated under the laws of the State of Connecticut in September 1987 for the purpose of designing, developing, manufacturing and selling safety medical products. Its executive offices and manufacturing facility are located at 129 Reservoir Road, Vernon, Connecticut 06066, and its telephone number is (860) 870-6112. All references herein to the "Company" refer to Bio-Plexus, Inc. unless otherwise indicated by context.

     The Company is engaged principally in the design, development and manufacture of safety medical products used by healthcare professionals. The Company's initial products have been safety blood collection needles and related accessory products that are marketed under the Punctur-Guard(R) and Drop-It(R) trade names. The safety blood collection needle utilizes a patented technology that greatly reduces the risk of accidental needlesticks by internally blunting the needle prior to removal from the patient. The Company's primary focus has been the design, development, testing and evaluation of its safety blood collection needle, and the design and development of the molds, machinery and systems used to manufacture the blood collection needle. The Company has also focused its efforts on developing strategic partnerships with healthcare companies in order to bring other products to market featuring its patented internal blunting technology.

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

     On March 16, 1995, the Company entered into a domestic distribution and marketing agreement with Allegiance Healthcare Corporation ("Allegiance", formerly "Baxter Healthcare Corporation"), a worldwide leader in sales, distribution and manufacturing of medical products. Pursuant to the agreement, the Company retains primary responsibility for marketing its products. Allegiance supports the Company's marketing efforts with marketing promotions for the Company's products and stocks the Company's products in Allegiance warehouse locations throughout the United States. Allegiance is compensated based on a percentage of sales.

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

     From the latter part of 1996 through 1998, the Company focused its efforts on establishing joint venture agreements on one or more of its major product lines, and on January 28, 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical ("JJM") of Arlington, Texas. Under the terms of the original agreements, the Company would develop and manufacture safety needle assemblies for JJM utilizing its self-blunting technology, which would be used by JJM, under an exclusive worldwide license granted by the Company, to manufacture and sell a new safety intravenous catheter ("I.V. catheter"). The Company received licensing fees and funding to complete the development of the safety needle assemblies and for the development of manufacturing equipment and tooling. JJM agreed to acquire initial production equipment, purchase certain minimum quantities of safety needle assemblies annually, and to pay certain minimum annual royalties.

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

     In December of 1998, the Company completed the construction of an automated assembly machine for JJM under the terms of the amended agreement, and the equipment was transferred to JJM's facility. During the first quarter of 1999, the Company continued to perform services for JJM under the terms of the agreement; however, by the end of the first quarter of 1999, substantially all of the contractual obligations had been met by the Company. During the second, third and fourth quarters of 1999, the Company continued to provide consulting and engineering work for JJM for the I.V. catheter project; however, revenue recorded was outside of the original agreements with JJM.

     In October 1998, the Company entered in to a distribution agreement with Fisher HealthCare of Houston, Texas, the second largest operating unit of Fisher Scientific. Fisher Scientific is one of the world leaders in serving science, providing more than 245,000 products and services to research, healthcare, industrial, educational and government customers in 145 countries. The distribution agreement allows Fisher HealthCare to purchase and distribute all of the Bio-Plexus blood collection products.

     On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation (subsequently known as Kendall Healthcare Products Company ("Kendall")), a subsidiary of Tyco and a major supplier of sharps containers in the United States. The agreement allows Kendall to purchase and distribute Bio-Plexus Drop-It(R) Needle Disposal Containers and Drop-It(R) Quick Release Needle Holders. The agreement has an initial term of three years, and shall be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

     On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter ("PICC") introducer with TFX Medical ("TFX"), a division of Teleflex Incorporated, the industry's dominant supplier of PICC introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company would design and develop safety needle assemblies to be used with the TFX peelable catheter, and would modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement included additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers. In the first quarter of 2000, the Company completed its obligations under the Design, Development and Asset Transfer Agreements.

     In June of 1998 the Company received ISO 9002 and EN 46002 certifications. ISO 9002 is a general international standard for quality assurance in production, installation and servicing. EN 46002 provides particular quality system requirements for suppliers of medical devices that are more specific than the general requirements specified in ISO 9002. The Company also began labeling its products with the CE Mark during 1998, which indicates that the Company is following Medical Device Directives in Europe which include the standards set forth under ISO 9002 and EN 46002. In February of 2000 the Company received ISO 9001 and EN46001 registrations. This certification is an upgrade from the previous ISO 9002 and EN 46002 status. The change indicates that the Company's product design process also meets the international quality system standards. The Company will continue to label product with the CE Marking which indicates that the Company is following the European Community Medical Device Directives. These registrations will better enable the Company to sell its products internationally.

     In January 2000, the Company entered into a distribution agreement with Owens & Minor, a major distributor of medical products to hospitals through the United States. Owens & Minor, a Fortune 500 company headquartered in Richmond, Virginia, is the nation's largest distributor of national brand medical and surgical supplies. The company's distribution centers serve hospitals, integrated healthcare systems and group purchasing organizations nationwide. The distribution agreement allows Owens & Minor to purchase and distribute all of the Bio-Plexus blood collection products.

     On February 21, 2000, the Company entered into a distribution agreement with McKessonHBOC Medical Group of Richmond, Virginia. McKessonHBOC's Supply Management Business is a leading distributor of medical-surgical supplies to more than 5,000 hospitals nationwide. The agreement allows McKessonHBOC to purchase and distribute the Company's products on a non-exclusive basis without territorial limitations or restrictions. The agreement is in effect for a period of five years and shall continue automatically in effect for successive terms of five years each until terminated by either party.

     The Company also has continued its research and development of new products. Pursuant to Section 510(k) of the Food, Drug and Cosmetics Act (21 U.S.C. 360(k)) and the regulations promulgated thereunder, the Company has received approval ("510(k) approval") from the Food and Drug Administration for its blood collection needle, winged intravenous set, needle disposal container, and various holders. In addition, the Company has also identified several other potential applications for its patented self-blunting technology, which it believes may be of interest to potential joint venture partners.

     Overall product sales increased by $412,000 to $5,498,000 in 1999, compared to $5,086,000 in the prior year. Sales of medical devices specifically increased by $1,814,000, while product sales from joint venture arrangements decreased by $1,402,000, due to the completion of the development project for the I.V. catheter with JJM. The Company anticipates continued medical device sales growth in 2000 due, in part, to legislation passed in several states including California, Tennessee, Texas and New Jersey requiring the use of safety products, as well as strong safety Compliance Directives issued by Federal OSHA on November 5, 1999. However, continued losses from operations could occur while the Company is investing in the research and development of new product lines and the expansion of its sales and marketing capacity. Such losses could continue until additional increases in revenues occur and further reductions in manufacturing costs are achieved.

  Convertible Note Financing

     In fiscal year 2000, the Company will need to raise additional capital. On September 21, 1999, the Company received a commitment from Appaloosa Management, L.P., of Chatham, New Jersey ("Appaloosa") for a total financing package of $17.5 million (the "Permanent Financing"). The Permanent Financing is currently scheduled to be consummated in April 2000 after receipt of stockholder approval of the Permanent Financing. A more detailed description of the Permanent Financing is contained in the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission ("SEC") on January 31, 2000 and its Supplemental Proxy Statement filed with the SEC on April 3, 2000.

  Bridge Transactions

     Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to Appaloosa and entities affiliated therewith (the "Purchasers") a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the "First Bridge Note"). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note the Company also issued to the Purchasers (i) a five-year warrant to purchase up to 1.0 million shares of the Company's common stock, no par value (the "Common Stock") at an initial exercise price of $3.00 per share (the "$3 Warrants") and (ii) a nine-year warrant to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants") (the $3 Warrants and $5 Warrants are collectively referred to herein as the "First Bridge Warrants"). At the Purchaser's election and contingent upon the satisfaction of certain criteria at the closing of the Permanent Financing, or within six months and one day thereafter, the exercise price of the $3 Warrants will increase to $4.00 per share of Common Stock. The exercise price of the $5 Warrants will increase to $7.00 per share of Common Stock upon the earlier of the closing of the Permanent Financing and October 21, 2000. The $5 Warrants contain a net-exercise provision.

     On January 5, 2000, the Company issued to the Purchasers a 15% non-convertible secured note in the aggregate principal amount of $1.65 million (the "Second Bridge Note"). In connection with the issuance of the Second Bridge Note the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 200,000 shares of Common Stock at an initial exercise price of $3.00 per share (the "Second Bridge Warrants"). The Second Bridge Warrants contain a net-exercise provision.

     On April 3, 2000, the Company issued to the Purchasers a 15% non-convertible secured note in the aggregate principal amount of $2.2 million (the "Third Bridge Note"). No warrants or convertible securities were issued in connection with the Third Bridge Note. The First Bridge Note, the Second Bridge Note and the Third Bridge Note are collectively referred to as the "Bridge Notes". The issuance of the Bridge Notes, the First Bridge Warrants and the Second Bridge Warrants are collectively referred to as the "Bridge Transactions".

     The Bridge Notes are not convertible into shares of Common Stock and are required to be paid-in-full (together with accrued interest) at the closing of the Permanent Financing.

  Permanent Financing

     In order to consummate the Permanent Financing the Company is required by the rules of The NASDAQ Stock Market ("NASDAQ") to obtain the approval of a majority of the Company's stockholders of the terms and conditions of the Permanent Financing (the "Investment Proposal"). In addition, the Connecticut Business Corporation Act requires that the Company obtain stockholder approval of (i) an amendment to the Company's certificate of incorporation (the "Charter Amendment Proposal") and (ii) an amendment to the Company's 1991 Long-Term Incentive Plan (the "Incentive Plan Amendment Proposal"). The Charter Amendment and the Incentive Plan Amendment Proposal are required by the terms of the Permanent Financing. The approval of the Company's stockholders of the Investment Proposal, the Charter Amendment Proposal and the Incentive Plan Amendment Proposal is collectively referred to as "Stockholder Approval".

     Once Stockholder Approval is obtained the Company will issue to the Purchasers (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the "Convertible Notes"), (ii) 250,000 shares of Common Stock at a purchase price of $3.00 per share (the "Permanent Financing Shares") and (iii) nine-year warrants to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $7.00 per share (the "$7 Warrants"). The Convertible Notes are convertible into shares of Common Stock at an initial conversion priced $3.00. The $7 Warrants contain a net exercise provision.

     The Permanent Financing will generate aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes, the Company will realize net proceeds of approximately $8.4 million which will be available for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

     The Company is continuing to explore additional financing alternatives and potential strategic relationships which may provide the Company with additional sources of working capital. There can be no assurances that the Company will be able to secure such additional sources of working capital. Failure to raise needed capital may have a material adverse impact on the Company's operations, development plans and cash flows.

  Financial Information About Industry Segments

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" effective for periods beginning after December 15, 1997. SFAS 131 requires that a public enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In fiscal 1998, with the onset of the development contract with JJM, the Company began internally reporting two distinct segments: Safety

Medical Products and Accessories and Joint Venture Design and Development. Distinct reporting by such segments was deemed necessary by management based on the significance of reported revenues and expenses and the Company's intention to focus operating resources in both of these areas.

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

     Information with respect to each of the Company's business segments is as follows:

SEGMENT REVENUE

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Safety Medical Products and Accessories........  $5,449,000    $3,636,000    $3,542,000
Joint Venture Design & Development.............   1,575,000     5,671,000     1,500,000
                                                 ----------    ----------    ----------
Total Consolidated Revenue.....................  $7,024,000    $9,307,000    $5,042,000
                                                 ==========    ==========    ==========

MAJOR CUSTOMERS

     There were three customers, two domestic distributors of the Company's products, Allegiance Healthcare and Fisher HealthCare, and one foreign distributor, FORA srl, that exceeded 10% of the Company's Safety Medical Products and Accessories segment revenue for the periods presented. The loss of business of any of the foregoing customers could potentially have a material adverse effect on the business and prospects of the Company. In the Joint Venture Design and Development segment, JJM and TFX contributed to more than 10% of the revenues for the periods presented. The following table represents the revenue associated with these major customers by segment:

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and Accessories........  $4,510,000    $2,962,000    $2,766,000
Joint Venture Design & Development.............   1,575,000     5,671,000     1,500,000
OTHER DOMESTIC SALES...........................     391,000       414,000       402,000
EXPORT SALES:
Safety Medical Products and Accessories........     548,000       260,000       374,000
Joint Venture Design & Development.............          --            --            --
                                                 ----------    ----------    ----------
TOTAL CONSOLIDATED REVENUE.....................  $7,024,000    $9,307,000    $5,042,000
                                                 ==========    ==========    ==========

     For the periods presented, there were no material intersegment revenues.

SEGMENT OPERATING PROFIT (LOSS)

                                                1999           1998            1997
                                             -----------    -----------    ------------
Safety Medical Products and Accessories....  $ 2,289,000    $   435,000    $ (1,441,000)
Joint Venture Design & Development.........    1,706,000      3,361,000         173,000
                                             -----------    -----------    ------------
Total Consolidated Operating Profit
  (Loss)...................................    3,995,000      3,796,000      (1,268,000)
                                             -----------    -----------    ------------
Selling, General and Administrative
  Expenses.................................   (4,937,000)    (4,310,000)     (6,500,000)
Other......................................   (1,924,000)    (1,857,000)       (758,000)
Financing Expenses.........................   (2,367,000)      (589,000)     (3,786,000)
                                             -----------    -----------    ------------
Net Loss...................................  $(5,233,000)   $(2,960,000)   $(12,312,000)
                                             ===========    ===========    ============

     For the Safety Medical Products and Accessories segment, operating profit
(loss) consists of total revenues less product costs and expenses. In the Joint Venture Design and Development segment, operating profit (loss) consists of total revenues less costs and expenses and research and development expenses through the first quarter of 1999, as the I.V. catheter project was completed at the end of the first quarter. Subsequent to the first quarter of 1999, operating profit for this segment consists of total revenues less costs and expenses. Interest expense is not reported, as it is not included in the reporting of segment operating profit (loss) for use internally by the chief decision maker.

SEGMENT CAPITAL EXPENDITURES

                                                        1999       1998        1997
                                                      --------    -------    --------
Safety Medical Products and Accessories.............  $536,000    $82,000    $718,000
Joint Venture Design & Development..................        --         --          --
                                                      --------    -------    --------
Total Consolidated Capital Expenditures.............  $536,000    $82,000    $718,000
                                                      ========    =======    ========

     Net identifiable assets related to Safety Medical Products and Accessories were $2,198,000, $2,343,000, and $4,321,000 at December 31, 1999, 1998 and 1997,
respectively. Depreciation expense related to these assets was $269,000, $729,000, and $1,091,000 for the periods ended December 31, 1999, 1998 and 1997, respectively. Due to the "service" nature of the Joint Venture Design and Development segment, identifiable assets were not material for the periods presented.

  Description of Business

     The Company designs, develops, manufactures and sells safety medical products and accessories marketed under the Punctur-Guard(R) and Drop-It(R) brand names. The Company's Punctur-Guard(R) blood collection needle is a patented safety needle, which reduces the risk of accidental needle sticks through a self-blunting mechanism. The Punctur-Guard(R) needle is the only safety needle on the market, which is activated prior to its removal from the patient, eliminating exposure time to a contaminated sharp.

     The Company's first Punctur-Guard(R) product was a safety blood collection needle. The Company manufactures and sells three varieties of safety blood collection needles, three types of needle holders and a needle disposal container. The blood collection needle is similar in appearance, size, performance and general operation to standard blood collection needles, and works with substantially all standard blood collection accessories. Hospitals, doctors and other health care professionals use blood collection needles to obtain blood for a variety of diagnostic procedures.

     The blood collection needle assembly consists of a mechanically activated, hollow, internal cannula with a blunt end, called a blunting member, placed within a blood collection needle. The blunting member advances through the needle by applied mechanical pressure. When the needle is inserted into the patient, the blunting member is in its retracted position. Prior to removing the needle from the patient, the operator activates the safety feature, allowing the blunting member to advance forward and lock into place beyond the needle's tip. The blunting member does not cause any additional patient discomfort, and because it is hollow, fluids flow through the needle in the same manner as through standard blood collection needles.

     The Company assembles the purchased components of its Punctur-Guard(R) blood collection needles on automated assembly machines. In 1996, the Company purchased additional assembly and packaging equipment, allowing for increased capacity and efficiencies in its manufacturing processes.

     In addition to its blood collection needles, the Company manufactures needle holders and needle disposal containers. The Drop-It(R) product line consists of the Drop-It(R) Quick Release Needle Holder and Drop-It(R) Needle Disposal Container. These products are designed to work in conjunction with the blood collection needle to increase the ease-of-use for the healthcare professional. The needle holder features simple one-handed disposal of a needle, with a push button for quick release. The needle can also be automatically released when used with the Drop-It(R) Needle Disposal Container. In addition, the Company developed a needle holder, the Punctur-Guard Revolution(TM) Quick Release Holder, which will allow for greater ease-of-use with its safety blood collection needle devices with a simple quarter turn of the holder for activation of the internal blunt. The Company filed patent applications and received its 510(k) approval with the Food and Drug Administration in September of 1999. The Company began shipping limited quantities of this holder in the fourth quarter of 1999.

     The Drop-It(R) Needle Disposal Container is a one-quart, tray-mountable container. The container offers fast, one handed needle disposal with push button or automatic release when used with a Drop-It(R) Quick Release Needle Holder or Punctur-Guard Revolution(TM) Needle Holder. It offers temporary and permanent locking tabs, is injection molded for uniform thickness, and meets OSHA Standards for needle disposal containers.

     The Company also manufactures a standard needle holder, which can be used with both Punctur-Guard(R) and standard blood collection needles.

     The Company continued to focus on the design and development of new products during 1999. The redesign and continued development of the Company's winged intravenous set continued during 1999. The Company also fulfilled its obligations under the development agreements with TFX for the PICC introducer catheter during 1999 and into the beginning of 2000. The Company has also identified several other potential applications of its self-blunting technology to other needle products.

     The Company is considering establishing joint venture agreements on one or more of its new products, which could assist the Company in raising additional capital and help fund the research and development costs related to these products.

  Revenues and Distribution

     The Company's products are marketed and sold in the United States both through independent distribution channels and directly to end-users. The Company's products are marketed and sold outside of the United States primarily through independent distributors. Order backlog is not material to the Company's business, as orders for the Company's products are received and filled on a current basis. Product sales revenue is recognized when products are shipped to distributors or direct to end-user customers.

     The Company's strategic partnerships with JJM and TFX resulted in the recognition of development contract or "service" revenue during 1999. Product and process development services were progress billed as performed, and revenue was recognized when billed.

  Products under Development

     A late-stage development product featuring Punctur-Guard(R) internal blunt technology is the I.V. catheter. An I.V. catheter is a flexible tube that is used to inject or continuously-flow fluids into a patient. I.V. catheters are inserted into a patient by a needle within the flexible catheter tube. As the Punctur-Guard(R) portion of the catheter is removed, the needle is automatically blunted and then discarded.

     In January 1997, the Company entered into a Development and Licensing Agreement with JJM. Under this agreement and its subsequent amendment in April 1998, the Company has designed and developed safety needle assemblies for JJM which will become part of a new safety I.V. catheter to be manufactured and sold by JJM, utilizing the Company's patented self-blunting needle design. JJM anticipates that it will launch its new safety I.V. catheter product line, incorporating the Punctur-Guard(R) needle, in early 2000.

     Another late-stage development product is the winged intravenous set. Prototypes for the redesigned safety winged intravenous set utilizing the Company's self-blunting needle technology have been manufactured. A winged intravenous set is a small needle with a pair of plastic wings which gives the healthcare worker the ability to control the needle for very precise vein insertion. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. The Company's product offers a unique third wing for easy insertion and safety blunt activation. It also features a conventional design and appearance for easy handling, storage and disposal. The blunt is activated with movement of the third wing to the right, rendering the needle safe prior to removal from the patient. The Company's strategy is to complete the development of this product, and build a production line in order to begin selling this product.

     Another late-stage product in development is the PICC introducer. PICC introducers represent the fastest growing segment of the central venous catheter market. PICC introducers are used to place a peel apart catheter in a patient's vein. The PICC introducer is comprised of a peel apart catheter mounted over a hollow bore needle that is attached to a plastic housing. The peel apart catheter and needle is inserted into the patient's vein. The needle is then withdrawn from the patient leaving the catheter in the vein. The motion of withdrawing the needle automatically deploys our internal blunt safety technology. The Company has completed the design of the product and, in October 1998, entered into a Development and Sales Agreement for this product with TFX. Pursuant to the terms of agreement, the Company has received design, development, and licensing fees and will receive royalties from future product sales.

     The Company has also developed initial prototype designs for a number of other applications of its self-blunting technology and intends to explore opportunities during 2000 to establish additional joint ventures on one or more of these new products. The Company also intends to continue its efforts to improve production processes and reduce manufacturing costs of its safety medical products.

     The Company incurred $1,112,000 in research and development expenses during the fiscal year ended December 31, 1999, and $463,000 and $1,056,000, respectively, during the two immediately preceding fiscal years.

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

  Competition

     The blood collection needle market is highly competitive. One of the Company's primary challenges is gaining market share against well funded and strongly entrenched competitors as they promote their own brands of safety needles. Today the majority of the blood collection needle market is still non-safety with one major medical device manufacturer, Becton Dickinson and Company, holding the largest share of the market.

     In the safety blood collection needle market, the Company is a major player. The Company believes that the Punctur-Guard(R) blood collection needle and accessory products are superior or competitive in design, quality and convenience-of-use to all other safety needles on the market today and can compete effectively against other safety products, particularly given the recent regulatory actions mandating safety needle use.

     Recent regulatory actions are strongly promoting the use of safety needles. On July 1, 1999, California, through its state OSHA program, began requiring the use of safety needles. Other states such as Texas, Tennessee, West Virginia and New Jersey have passed similar legislation. On November 5, 1999, Federal OSHA issued a new Compliance Directive (the "Compliance Directive"), which requires the use of safer needles and directs OSHA field inspectors to issue citations for facilities that fail to follow the Compliance Directive. The Company is encouraged by language in the Compliance Directive that directs facilities to evaluate the commercially available safety devices and select those that will eliminate or minimize the risk of needlestick injuries.

     Given this important regulatory shift toward the use of safety devices, the Company believes it will be able to increase its share of the national blood collection needle market that today is dominated by Becton Dickinson and Company. However, many of the Company's competitors have longer operating histories, are substantially larger, and are better financed than the Company. Some of these larger competitors have multiple products, which are sold to the Company's current and/or targeted customers, giving them a potential marketing advantage.

  Patents, Proprietary Rights and Trademark

     The Company holds a United States utility patent for a self-blunting needle using an internal cannula design, which expires in May 2006. The Company believes the patent is broad enough to include a number of product applications including blood collection needles, winged intravenous sets, and I.V. catheters and similar patents have been granted in a number of foreign countries as well, which expire on various dates ranging from September 2003 to September 2008. In addition to its original utility patent for its self-blunting needle design, the Company was granted a patent for its self-blunting needle design for use with a catheter in April 1991, which expires in April 2008. In September 1999, the Company was granted a patent for the method by which needles with self-blunting technology can be assembled, which expires in 2016. There are also patent applications pending in both the United States and in several foreign countries which the Company believes will lengthen its product protection once such patents are granted. There can be no assurance, however, that patents will be issued for any pending patent application.

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

     "Punctur-Guard(R)", "Drop-It(R)", "Revolution(TM)", "Bio-Plexus(R)", "Safeguarding The Future of Healthcare Workers(R)" and the Company logo are all trademarks registered with the United States Patent and Trademark Office. The Company considers these marks, its patents, and other proprietary information to be valuable assets to its business.

  Seasonality of Business

     Sales of the Company's products are not subject to material seasonal variations.

  Regulation

     The Company's medical products and operations are subjected to regulations by the federal Food and Drug Administration (the "FDA") and various other federal and state agencies, as well as by a number of foreign governmental agencies. Among other things, the FDA requires the Company to adhere to certain "Good Manufacturing Practices" ("GMP") regulations which include validation testing, quality assurance, quality control and documentation procedures. The Company's facilities are also subject to periodic inspections. In addition, performance standards may be adopted by regulatory organizations for the blood collection needle product, which the Company believes would then be required to meet.

     In June 1998, the Company received ISO 9002 and EN 46002 certifications. ISO 9002 is a general international standard for quality assurance in production, installation and servicing. EN 46002 provides particular quality system requirements for suppliers of medical devices that are more specific than the general requirements specified in ISO 9002. The Company also began labeling its products with the CE Mark during 1998, which indicates that the Company is following Medical Device Directives in Europe which include the standards set forth under ISO 9002 and EN 46002. In February of 2000, the Company received ISO 9001 and EN 46001 registrations. This certification is an upgrade from the previous ISO 9002 and EN 46002 status. The change indicates that the Company's product design process also meets the international quality system standards. The Company will continue to label product with the CE Marking which indicates that the Company is following the European Community Medical Device Directives. These registrations will better enable the Company to sell its products internationally.

     The Company believes it is in compliance in all material respects with the regulations promulgated by these regulatory organizations, and that such compliance has not had, and is not expected to have, a material adverse effect on its business.

     The Company also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and is not expected to have, a material adverse effect on the Company's business.

  Employees

     As of December 31, 1999, Bio-Plexus employed 67 people including 14 research and development employees, 19 production employees and 34 sales, marketing and administrative employees. The Company's employees are not represented by a labor union, and the Company believes its employee relations are satisfactory.

  Year 2000 Update

     As previously disclosed in the Company's quarterly report on Form 10-Q for the period ended September 30, 1999, the Company had developed plans to address the possible business risks related to the impact of the Year 2000 on its computer systems. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions affecting its distributors and customers, strategic partners, and suppliers. Although the Company does not anticipate any significant impact due to Year 2000 exposures, it will continue to monitor its critical systems, along with distributors and customers, strategic partners, and suppliers over the next several months. Despite these efforts, the Company can provide no assurance that all external party Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems that would significantly impact its financial position, results of operations or cash flows. Costs incurred by the Company to achieve Year 2000 readiness were not material and were charged to expense as incurred.

ITEM 2.  PROPERTIES

     In October of 1994, the Company acquired a 37,500 square foot facility on
5.6 acres in Vernon, Connecticut, which houses all of the Company's manufacturing, research and development, warehouse and general and administrative personnel. The company relocated to the Vernon, Connecticut facility from its facility in Tolland, Connecticut all of its manufacturing, research and development and warehouse operations in the first quarter of 1995. The general and administrative staff of the Company moved to the Vernon, Connecticut facility in the fourth quarter of 1997. The Company believes that its facility in Vernon, Connecticut is of good construction and in good physical condition, is suitable and adequate for the operations conducted there, and operating at a normal capacity.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

     The Company is not party to any litigation or legal proceedings material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol BPLX. The following table shows the quarterly high and low closing price on NASDAQ for a share of the Company's Common Stock for each quarter in the years ended December 31, 1999 and 1998 and for the quarter ended March 31, 2000:

                                        2000               1999               1998
                                   --------------    ----------------    --------------
YEAR ENDED DECEMBER 31,            HIGH      LOW      HIGH      LOW      HIGH      LOW
-----------------------            -----    -----    ------    ------    -----    -----
First Quarter....................  $5.00    $3.50    $2.50     $2.125    $5.06    $3.18
Second Quarter...................     --       --    $5.62     $4.563    $4.87    $2.62
Third Quarter....................     --       --    $4.375    $3.25     $3.25    $1.62
Fourth Quarter...................     --       --    $4.00     $3.00     $3.93    $2.00

     As of March 31, 2000 there were approximately 528 holders of record of the Company's Common Stock.

     The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends in the foreseeable future.

     During the first quarter of 1999, a member of the Company's Board of Directors and a shareholder, Mr. Herman Gross, invested $100,000 in exchange for 47,058 shares of Common Stock.

     During the first quarter of 1999, a member of the Company's Board of Directors and shareholder, Mr. David Himick, invested $1,000,000 in exchange for 502,500 shares of Common Stock and 75,000 warrants to purchase Common Stock with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

     On September 3, 1998, the Company loaned $600,000 to Jordan Pharmaceuticals, Inc. ("Jordan"), a California corporation, in exchange for a one-year promissory note. On October 31, 1998, the Company converted the promissory note into 120,000 shares of Jordan's Series A Preferred Stock. Pursuant to a stock option agreement dated October 31, 1998, Jordan had a right to repurchase the shares of Series A Preferred Stock plus any paid-in-kind shares owned by the Company (in lieu of interest paid in cash), at a purchase price of $5.00 per share. On March 31, 1999, Jordan exercised its option with respect to all the shares for total consideration of $627,000.

     On March 24, 1999, the Company signed a commitment for a private placement of up to $4,500,000 aggregate principal amount of 6% Convertible Debentures due 2004 ("the 6% Debentures"). The initial purchase of $2,500,000 aggregate principal amount of 6% Debentures was made on April 27, 1999. The 6% Debentures accrue interest at the rate of 6% per annum, payable quarterly in arrears in cash. The 6% Debentures are convertible at any time at the option of the holders into shares of the Company's Common Stock at the lesser of a fixed conversion price of $3.06 per share or a floating conversion price at the time of conversion if the floating conversion price is less than $3.06 per share. The 6% Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. The Company and the 6% Debenture holders have limited put and call options, respectively, for additional 6% Debentures. In connection with the Bridge Transactions the Company agreed not to exercise its put right under the 6% Debentures. Net proceeds from the financing were $2,060,000 after deducting fees and expenses. The financing also included the issuance of a warrant to purchase 500,000 shares of Common Stock at an initial exercise price of $3.38 per share. As of March 31, 2000, the holders of the 6% Debentures had converted $1,808,000 of the outstanding principal balance into 600,747 shares of Common Stock at conversion prices ranging from $2.96 to $3.06 per share.

     On March 31, 1999, the Company paid the outstanding principal balance of $250,000, and all accrued interest thereon, of a one-year term promissory note to an officer of the Company, Mr. Carl Sahi.

     On April 15, 1999, $300,000 of the Company's five-year term notes held by existing shareholders were converted into 153,633 shares of the Company's Common Stock at a conversion price of $1.95 per share.

     On May 3, 1999, an officer of the Company, Mr. Thomas Sutton, exercised an option to purchase 30,000 shares of Common Stock at an exercise price of $2.75.

     On July 19, 1999, at the Annual Meeting of Shareholders, the Company amended its Certificate of Incorporation to increase the authorized number of shares of Common Stock from 18,000,000 to 25,000,000.

     On September 19, 1999, an officer of the Company, Carl Sahi, exercised a warrant to purchase 125,000 shares of common stock granted in September 1992 in a cashless exercise in exchange for 67,470 shares of common stock.

  Bridge Transactions

     On October 21, 1999, the Company issued to Appaloosa and entities affiliated therewith a 7.5% non-convertible secured note in the aggregate principal amount of $3 million. In connection with the issuance of the $3 million note, the Company also issued to the Purchasers (i) a five-year warrant to purchase up to 1.0 million shares of the Company's common stock, no par value (the "Common Stock") at an initial exercise price of $3.00 per share (the "$3 Warrants") and (ii) a nine-year warrant to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants"). At the Purchaser's election and contingent upon the satisfaction of certain criteria at the closing of the Permanent Financing, or within six months and one day thereafter, the exercise price of the $3 Warrants will increase to $4.00 per share of Common Stock. The exercise price of the $5 Warrants will increase to $7.00 per share of Common Stock upon the earlier of the closing of the Permanent Financing and October 21, 2000.

     On January 5, 2000, the Company issued to the Purchasers a 15% non-convertible secured note in the aggregate principal amount of $1.65 million. In connection with the issuance of the $1.65 million note, the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 200,000 shares of Common Stock at an initial exercise price of $3.00 per share.

     On April 3, 2000, the Company issued to the Purchasers a 15% non-convertible secured note in the aggregate principal amount of $2.2 million. No warrants or convertible securities were issued in connection with this note.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                        1999          1998          1997         1996         1995
                                     -----------   -----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Total revenue......................  $     7,024   $     9,307   $    5,042   $    2,743   $      914
                                     -----------   -----------   ----------   ----------   ----------
Total operating costs and
  expenses.........................        9,890        11,678       13,568       14,116       12,496
Financing expenses, net............        2,367           589        3,786        1,497        1,455
                                     -----------   -----------   ----------   ----------   ----------
Net loss before extraordinary
  items............................  $    (5,233)  $    (2,960)  $  (12,312)  $  (12,870)  $  (13,037)
                                     -----------   -----------   ----------   ----------   ----------
Extraordinary item:
  Loss on early extinguishment of
     debt, net of income taxes of
     nil...........................           --            --           --           --          979
Net loss after extraordinary
  item.............................       (5,233)       (2,960)     (12,312)     (12,870)     (14,016)
Less: Imputed dividend on preferred
  stock............................           --            --         (500)          --           --
                                     -----------   -----------   ----------   ----------   ----------
Net loss applicable to common
  stock............................  $    (5,233)  $    (2,960)     (12,812)  $  (12,870)  $  (14,016)
                                     ===========   ===========   ==========   ==========   ==========
Net loss (basic and diluted) per
  common share before extraordinary
  item.............................  $     (0.39)  $     (0.24)  $    (1.37)  $    (1.89)  $    (2.48)
                                     ===========   ===========   ==========   ==========   ==========
Net loss (basic and diluted) per
  common share after extraordinary
  item.............................                                                        $    (2.67)
                                                                                           ==========
Weighted average common shares
  outstanding......................   13,540,922    12,263,870    9,320,800    6,815,936    5,256,997
                                     ===========   ===========   ==========   ==========   ==========

                                                               DECEMBER 31,
                                     ----------------------------------------------------------------
                                        1999          1998          1997         1996         1995
                                     -----------   -----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital (deficiency).......  $       702   $      (754)  $      (33)  $   (1,413)  $   12,017
Total assets.......................        9,647         9,152       11,688       12,820       23,389
Long-term debt.....................        2,262         2,403        3,204        7,407        9,099
Total shareholders' equity
  (deficit)........................        3,728         2,477        4,158         (713)      10,751

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions set forth in this Management's Discussion and Analysis of the Results of Operations and Financial Condition and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of such forward-looking terminology as "believes," "expects," "may," "will," "should," or "anticipates" or negatives thereof or other derivations thereon or comparable terminology, or discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the Company's expectation regarding gross profit and operating income, general economic conditions and growth in the safety medical products industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, ability to obtain financing, and other risk factors and uncertainties detailed in this report, described from time to time in the Company's other Securities and

Exchange Commission filings, or discussed in the Company's press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

     Since its inception in September 1987 through December 31, 1999, the Company has incurred cumulative ongoing losses totaling $68,105,000. During this period, the Company's principal focus has been the design, development, testing and evaluation of its safety blood collection needle and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle, as well as the design and development of new products. The Company has also focused its efforts on developing strategic partnerships with other health care companies in order to bring other products to market featuring its patented internal blunting technology.

     With the addition of a new blood collection needle assembly and packaging system in 1996, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for 2000. For the Company to achieve profitability, further reductions in manufacturing costs and increases in product sales of its blood collection needles are necessary, as well as the addition of new product lines.

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

     In December of 1998, the Company completed the construction of an automated assembly machine for JJM under the terms of the amended agreement, and the equipment was transferred to JJM's manufacturing facility. During the first quarter of 1999, the Company continued to perform services for JJM under the terms of the agreement; however, by the end of the first quarter of 1999, substantially all of the contractual obligations had been met by the Company. During the second, third and fourth quarters of 1999, the Company continued to provide consulting and engineering work for JJM for the I.V. catheter project; however, this revenue is outside of the original agreements with JJM.

     On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation (subsequently known as Kendall Healthcare Products Company("Kendall")), a subsidiary of Tyco and a major supplier of sharps containers in the United States. The agreement allows Kendall to purchase and distribute Bio-Plexus Drop-It(R) Needle Disposal Containers and Drop-It(R) Quick Release Needle Holders. The agreement has an initial term of three years, and will be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

     On October 23, 1998 the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a PICC Introducer Catheter with TFX Medical ("TFX"), a division of Teleflex Incorporated, the industry's dominant supplier of PICC Introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC Introducer Catheters featuring the Company's Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company will design and develop safety needle assemblies to be used with the TFX Peelable Catheter, and will modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement includes additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers.

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

     On February 21, 2000, the Company entered into a distribution agreement with McKessonHBOC Medical Group of Richmond, Virginia. McKessonHBOC's Supply Management Business is a leading distributor of medical-surgical supplies to more than 5,000 hospitals nationwide. The agreement allows McKessonHBOC to purchase and distribute the Company's products on a non-exclusive basis without territorial limitations or restrictions. The agreement is in effect for a period of five years and shall continue automatically in effect for successive terms of five years each until terminated by either party.

     The Company believes that similar arrangements may be possible with one or more healthcare companies for its blood collection needle line, the winged intravenous set and other future products, and intends to continue to pursue this strategy during 2000. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.

  Years Ended December 31, 1999 and 1998

     The Company had total product sales of $5,498,000 for the year ended December 31, 1999, compared with product sales of $5,086,000 for the prior year. The increase was attributable to increased sales of medical devices of $1,813,000 due to the continued expansion of its domestic account base and better pricing on its products, and was partially offset by a decrease in sales of equipment associated with joint venture projects due to the completion of the I.V. catheter project in the first quarter of 1999.

     The Company had revenues from services totaling $1,426,000 for the year ended December 31, 1999, compared to $4,171,000 for the prior year. The decrease was primarily attributable to lower billable engineering time associated with the I.V. catheter development project for JJM of $1,094,000 for the year and decreased deferred revenue of $1,750,000 also associated with the JJM I.V. catheter development project.

     Product costs were $3,754,000 for the year ended December 31, 1999, compared to $6,355,000 for the prior year. The decrease in these costs resulted primarily from lower costs of $1,538,000 associated with the I.V. catheter project for JJM and lower manufacturing costs of $1,064,000 associated with the blood collection needle product line.

     Service costs were $87,000 for the year ended December 31, 1999, compared to $267,000 for the prior year. These costs represent engineering time billed for various development projects The decrease in these costs is the result of the completion of the I.V. catheter development project during the first quarter of 1999.

     Research and development expenses were $1,112,000 for the year ended December 31, 1999, compared to $463,000 for the prior year. The increase in these costs resulted primarily from a decrease of $841,000 in 1999 of deferred revenue related to the development of the I.V. catheter for JJM, which was amortized into income as a reduction in research and development expenses during 1998. Partially offsetting this increase was lower actual research and development expenses related to projects in 1999 as compared to 1998.

     Selling, general and administrative expenses were $4,937,000 for the year ended December 31, 1999, compared with $4,593,000 for the prior year. This increase resulted from increases of approximately $350,000 and $238,000 associated with general management and sales and marketing expenses, respectively. These increases were partially offset by decreases in the areas of building costs, human resource costs and accounting expenses.

     Financing expenses for the year ended December 31, 1999 were $2,367,000 compared to $589,000 for the prior year. The increase resulted from the amortization of $1,245,000 of debt discount associated with the First Bridge Warrants issued in connection with the First Bridge Note which was issued in the fourth quarter of 1999. In addition, the Company recorded $355,000 of debt discount associated with 500,000 warrants issued in connection with the 6% Convertible Debenture financing in the second quarter of 1999. The Company also recorded a $121,000 charge to interest expense to record the intrinsic value of the conversion feature of the 6% Debentures and an additional $260,000 of deferred financing expenses associated with the 6% Convertible Debenture financing. Partially offsetting these charges were reductions of approximately $136,000 in interest expense related to equipment leases.

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

     Product costs were $6,355,000 for the year ended December 31, 1998, compared to $5,764,000 for the prior year. The 1998 amount includes the cost of equipment sales to JJM, as well as cost of goods sold related to safety medical products. The decrease in product costs for safety medical products is primarily the result of lower manufacturing costs associated with the blood collection needle line.

     Service costs for 1998 were $267,000 for the year ended December 31, 1998. These costs represented engineering time billed on the I.V. catheter development project with JJM.

     Research and development expenses were $463,000 for the year ended December 31, 1998, compared to $1,056,000 for the prior year. The decrease in these costs in 1998 resulted primarily from engineering costs billed to JJM on the capital equipment project and recognized under costs of goods sold, and the recognition of $841,000 of deferred revenue related to the development of the I.V. catheter for JJM recorded as a reduction in research and development expenses during 1998.

     Other operating and engineering costs were $1,857,000 for the year ended December 31, 1998, compared with $1,053,000 for the prior year. The increase of $804,000 in these costs represents the net increase between the write-off of obsolete capital equipment totaling $1,359,000 in 1998 compared to $512,000 in the prior year.

     Selling, general and administrative expenses were $4,593,000 for the year ended December 31, 1998, compared with $6,748,000 for the prior year. This decrease resulted from decreases of approximately $1,448,000 associated with workforce reductions in sales and marketing and general management, $595,000 associated with legal and accounting fees, professional fees and insurance expenses, and $100,000 associated with the consolidation of its facilities into one location.

     Financing expenses for the year ended December 31, 1998 were $589,000 compared to $3,786,000 for the prior year. The decrease resulted from lower interest expense associated with equipment lease financing, and, in the prior year, a one-time charge of $640,000 related to the conversion of warrants to common stock and a charge of $1,665,000 related to the amortization of the debt discount.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through December 31, 1999, the Company had received net proceeds of approximately $34,706,000 through borrowings and the sale of debt securities and $50,464,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of $18,698,000 was received through the private placement of equity securities.

     As of December 31, 1999, the Company's principal source of liquidity was cash and short-term investments totaling $867,000. The Company invests its excess cash with a local bank in a short-term investment account backed by Treasury obligations and other federal agency obligations.

     Cash used in operating activities for the year ended December 31, 1999 totaled $3,961,000 and was primarily due to a net loss for the period of $5,233,000. Also contributing were increases in accounts receivable and inventory balances of $344,000 and $238,000, respectively, due to higher sales in 1999 and anticipated higher sales volumes in the future. In addition, there were decreases in accrued product replacement costs of $222,000 as a result of the completion of a product recall in the fourth quarter of 1998, and in deferred revenue resulting from the recognition into income of $875,000 of development funds associated with the JJM I.V. catheter project during the first quarter of 1999. Partially offsetting these uses of cash, were depreciation and amortization expenses of $2,565,000, the writedown of equipment totaling $280,000, and increased accounts payable of $248,000.

     Net cash used by investing activities amounted to $12,000 primarily due to investments in fixed assets of $536,000 and patent costs of $103,000, offset by the Company's conversion of a loan to Jordan Pharmaceuticals, Inc. in the amount of $600,000 into shares of Jordan Series A Preferred Stock. Pursuant to the terms of the stock option agreement, Jordan exercised its option to repurchase the shares for total consideration to the Company of $627,000.

     Net cash provided by financing activities amounted to $4,305,000 for the year ended December 31, 1999. The increase in cash is attributable to proceeds from the sale of stock of $1,100,000, proceeds from long-term debt of $2,060,000, and proceeds from notes payable of $2,750,000, partially offset by the repayment of debt totalling $1,833,000.

     The Company's primary cash requirement for 2000 will be for working capital to expand its operations for its current product lines as well as to launch new products, to repay outstanding debt, and to continue research and development activities on other new products. The Company is considering the development of a strategic partnership with one or more healthcare companies to assist in bringing additional products to market featuring the internal blunting technology.

     In order to satisfy its current and anticipated need for capital, the Company has entered into the Bridge Transactions and, pending receipt of Stockholder Approval, will consummate the Permanent Financing. See "Business -- Convertible Note Financing."

     Upon the closing of the Permanent Financing the Company will have issued to the Purchasers the following securities:

     - the Convertible Notes;

     - the Permanent Financing Shares; and

     - warrants to purchase up to 4.2 million shares of Common Stock (comprised of the First Bridge Warrants, the Second Bridge Warrants and the $7 Warrants)

     The Permanent Financing will generate aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes, the Company will realize net proceeds of approximately $8.4 million which will be available for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

     The Company is continuing to explore additional financing alternatives and potential strategic relationships which may provide the Company with additional sources of working capital. There can be no assurances that the Company will be able to secure such additional sources of working capital. Failure to raise needed capital may have a material adverse impact on the Company's operations, development plans and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedules are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with Accountants during the reporting period.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                                           AGE                       POSITION
----                                           ---                       --------
Richard D. Ribakove(2)(3)....................  45     Chairman of the Board and Director
Carl R. Sahi(1)..............................  43     President, Chief Executive Officer and Director
Thomas K. Sutton.............................  40     Executive Vice President
Kimberley A. Cady............................  34     Vice President, Finance and Chief Financial
                                                      Officer
Lucio Improta................................  55     Vice President, International Business
                                                      Development
Richard L. Higgins...........................  57     Director
David Himick(1)(2)(3)(4).....................  74     Director
Herman Gross(2)(4)...........................  82     Director

---------------
(1) Member of 1995 Non-Employee Directors' Stock Option Plan Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

(4) Member of Finance Committee.

     Mr. Ribakove is a Director of the Company and the Chairman of the Board of Directors of the Company, and an attorney in private practice in New York City. Mr. Ribakove has been a Director of the Company since its founding in September 1987. He is also the Vice President of Mooney-General Paper Co., a large distributor of paper products. He is a graduate of Hofstra University with a Bachelor's degree in Business Administration and is a graduate of Brooklyn Law School.

     Mr. Sahi is a Director of the Company and the Company's President and Chief Executive Officer. Mr. Sahi founded the Company in September 1987 and has been a Director since that time. Between October 1997 and December 1998, Mr. Sahi served as the Company's Vice President, Technology and Business Development and Treasurer and from September 1987 to October 1997, Mr. Sahi served as President of the Company. Prior to 1987, Mr. Sahi had seven years of entrepreneurial experience in developing products, services and small companies. His experience includes the development of a polyvinyl chloride gasketed plastic bottle cap, the formation and management of a company that assembled plastic immunoassay diagnostic test kits and the formation, management and sale of a janitorial maintenance company. Mr. Sahi is the principal inventor of the Company's self-blunting needle and founded the Company in order to design, develop, manufacture and market that product. Mr. Sahi has three years of undergraduate business education, holds a Bachelor's degree in Pathobiology from the University of Connecticut and has six years of graduate training in Chemistry.

     Mr. Sutton was appointed Executive Vice President in 1998. He has responsibility for Marketing and Sales, Human Resources, Quality Assurance, Engineering and Operations. Mr. Sutton previously served as the Company's Vice President, U.S. Marketing and Sales from November 1996 to March 1998. Mr. Sutton has extensive experience in marketing and sales of safety medical needles. Prior to his work at the Company, Mr. Sutton managed the Protectiv I.V. Catheter Safety System brand for Johnson & Johnson Medical.

("JJM"). Mr. Sutton served as Product Director for five years at JJMI (1991-1996), and was a Sales Manager and Representative prior to holding that position. Mr. Sutton was in commercial banking for six years with the South Carolina National Bank, rising to the level of Vice President. Mr. Sutton holds a Bachelor of Science degree in Business Administration and a Master's degree in Business Administration, both from the University of South Carolina.

     Ms. Cady is the Company's Vice President, Finance and Chief Financial Officer. Between 1994 and 1996, Ms. Cady served as the Company's Cost Accountant and between 1996 and 1998 as the Company's Controller. Ms. Cady has twelve years of accounting and finance experience encompassing both public and private accounting, specializing in manufacturing. From 1989 to 1994, Ms. Cady was employed with Gerber Technology, Inc., a subsidiary of Gerber Scientific, Inc., most recently as their Supervisor of Cost Accounting. Prior to this, she was employed as an auditor with the public accounting firm of Deloitte & Touche, LLP. Ms. Cady holds a Bachelor of Science degree in Business Administration from Bryant College.

     Mr. Improta served as the Company's Vice President, International Business Development from January 1997 until September 1999. Prior to his joining the Company, Mr. Improta was acting as a consultant to the Company through FRC International, to help establish distributors in Europe. His prior experience included employment with a number of medical products companies including Becton, Dickinson & Company, Ital-Gamma and Abbott Laboratories.

     Mr. Higgins is a Director of the Company and between January 1998 and December 1999 he served as the Company's President and Chief Executive Officer. He joined the Company on a part-time basis as a consultant in May 1992 and became a full time employee in September 1993. From July 1996 to January 1998, Mr. Higgins served as the Company's Vice President, Finance. From February 1992 through September 1993, Mr. Higgins was self-employed as a business consultant. From June 1966 through February 1992, Mr. Higgins was employed by the State of Connecticut during which time he helped establish the Connecticut Development Authority ("CDA"). He served as the CDA's Executive Director from 1975 to 1992. Mr. Higgins holds a Bachelor of Arts degree from the University of Connecticut.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company's equity securities ("10% Stockholders") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that during 1999 Mr. Gross was delinquent in filing Form 4's. representing the conversion of loans made to the Company into shares of Common Stock, the granting of warrants issued in connection with such loans, and Common Stock purchase transactions. The Company also believes that Mr. Himick was delinquent in filing a Form 4 representing the conversion of a loan made to the Company into shares of Common Stock and the granting of warrants issued in connection with the loan. A report on Form 3 was not timely filed for Ms. Cady upon her becoming an officer of the Company. Each is now in compliance.

ITEM 11.  EXECUTIVE COMPENSATION

     Included below are tables which set forth certain information concerning compensation paid by the Company to its chief executive officer and all other executive officers with annual compensation in excess of $100,000 for the year ended December 31, 1999 (the "Named Executive Officers"). The tables include columns related to stock options and stock appreciation rights ("SARS") (contractual rights to compensation measured by increases in the value of the common stock payable in stock and/or cash). No SARS have been issued by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                       COMPENSATION
                                                                       ------------
                                               ANNUAL COMPENSATION      SECURITIES
                                              ---------------------     UNDERLYING        OTHER
NAME AND PRINCIPAL POSITION           YEAR    SALARY($)    BONUS($)    OPTIONS/SARS    COMPENSATION
---------------------------           ----    ---------    --------    ------------    ------------
Carl R. Sahi(1).....................  1999     180,000
  President and Chief Executive
  Officer                             1998     190,769
                                      1997     220,000

Richard L. Higgins(2)...............  1999     180,017                    50,000
  Director                            1998     180,017                   100,000
                                      1997     100,000                    25,000

Thomas K. Sutton(3).................  1999     125,000                    32,500
  Executive Vice President            1998     119,077                    30,000
                                      1997     103,000      14,401(4)     30,000

Lucio Improta(5)....................  1999     165,318
                                      1998     150,000
                                      1997     144,231                    30,000          4,248(6)

---------------
(1) Mr. Sahi became President and Chief Executive Officer on September 21, 1999. He became Treasurer of the Company on July 24, 1997 and Vice President, Business Technology and Development on October 29, 1997. Mr. Sahi served as President of the Company from September 1987 to October 1997.

(2) Mr. Higgins was a Named Executive Officer of the Company in 1997, holding the office of Vice President, Finance. On January 6, 1998, Mr. Higgins was elected to the offices of President and Chief Executive Officer of the Company. Mr. Higgins stepped down as President and Chief Executive Officer on September 21, 1999, subsequently retired from the Company on December 31, 1998, but continues to serve on the Company's Board of Directors.

(3) Mr. Sutton first became an employee of the Company in November 1996.

(4) Represents a signing bonus paid to Mr. Sutton in 1997.

(5) Mr. Improta terminated employment with the Company on September 16, 1999.

(6) Represents premiums paid for a personal term life insurance policy. Mr. Improta has no interest in any cash surrender value under the insurance policy.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                          NUMBER OF      PERCENT OF                                     ANNUAL RATES OF
                          SECURITIES    TOTAL OPTIONS    EXERCISE                  STOCK VALUE APPRECIATION
                          UNDERLYING     GRANTED TO      OR BASE                       FOR OPTION($)(1)
                           OPTIONS      EMPLOYEES IN      PRICE      EXPIRATION    -------------------------
NAME                      GRANTED(#)        1999          ($/SH)        DATE           5%            10%
----                      ----------    -------------    --------    ----------    ----------    -----------
Richard L. Higgins......    50,000           33%           2.16       04/01/09       $68,000       $172,000
Thomas K. Sutton........    32,500           21%           2.16       04/01/09       $44,200       $111,800

---------------
(1) Represents the potential realizable value of each grant assuming the market price of the underlying security appreciates in value from the date of grant to the end of the option term at 5% and 10% annually.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                               NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                                       SHARES                   OPTIONS/ WARRANTS AT        MONEY OPTIONS/ WARRANTS AT
                                      ACQUIRED                   DECEMBER 31, 1999              DECEMBER 31, 1999
                                         ON       VALUE     ----------------------------   ----------------------------
NAME                                  EXERCISE   REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                                  --------   --------   ------------   -------------   ------------   -------------
Thomas K. Sutton....................   30,000    $97,500       32,500         30,000         $59,800         $37,500

            REPORT OF COMPENSATION COMMITTEE ON REPRICING OF OPTIONS

     The Company's 1991 Long-Term Incentive Plan (the "Plan") is intended to encourage Company employees, through their individual efforts, to improve the Company's overall performance and to promote profitability by providing them an opportunity to participate in the increased values they help create. In January 1999, the Compensation Committee determined that the imbalance between the exercise price of certain of the stock options then outstanding (equal to the respective market prices for Common Stock at the times they were granted) and the lower market prices which prevailed for the Company's Common Stock at that time did not provide an incentive for employees holding such options. To restore that incentive, the Board of Directors, upon the recommendation of the Committee, extended to all of the Company's employees, including executive officers, holding stock options, the opportunity, at such employee's election, to receive a repriced option under the Plan, exercisable at $2.75 per share, which was $.50 greater than the market price of the Company's Common Stock on the date of repricing.

     The Compensation Committee, based on its assessment of the performance of the Company's executive officers and to enhance the incentive for the executive officers to implement the Company's business plan, also recommended, and the Board of Directors approved, the extension to each of the executive officers holding stock options, the opportunity, at his or her election, to exchange the options held by such executive officer having an exercise price per share of $4.75 or more for new options having an exercise price per share of $2.75, which was $.50 greater than the market price of the Company's Common Stock at the time the Board of Directors approved the repricing. Options to purchase an aggregate of 245,000 shares of Common Stock were affected by the repricing. Except as modified as described above, each new option continues to be governed by the same terms as applied to the surrendered. The surrendered options were currently exercisable.

     The participation by executive officers in the repricing program is shown in the table entitled "Ten-Year Options Repricings" below.

                                          Compensation Committee,

                                          Richard Ribakove
                                          David Himick
                                          Herman Gross

                          TEN-YEAR OPTIONS REPRICINGS

                                                                                                 LENGTH OF
                                          NUMBER OF                                               ORIGINAL
                                         SECURITIES    MARKET PRICE     EXERCISE                OPTION TERM
                                         UNDERLYING      OF STOCK       PRICE AT                REMAINING AT
                                           OPTIONS      AT TIME OF      TIME OF       NEW($)      DATE OF
                                         REPRICED OR   REPRICING OR   REPRICING OR   EXERCISE   REPRICING OR
NAME                            DATE       AMENDED     AMENDMENT($)   AMENDMENT($)    PRICE      AMENDMENT
----                           -------   -----------   ------------   ------------   --------   ------------
Richard L. Higgins...........  3/15/99       5,000         2.25           9.25         2.75          5
  Chief Executive Officer      3/15/99      25,000         2.25           6.25         2.75          8
                               3/15/99     100,000         2.25           4.75         2.75          9

Thomas K. Sutton.............  3/15/99      30,000         2.25           6.25         2.75          8
  Executive Vice President     3/15/99      30,000         2.25           4.75         2.75          9

Kimberley A. Cady............  3/15/99       2,500         2.25           9.25         2.75          5
  Chief Financial Officer and  3/15/99      22,500         2.25           4.75         2.75          9
  Vice President, Finance

Lucio Improta................  10/1/99      30,000        3.313           7.75         2.75          7
  Vice President,
  International Business
  Development

EMPLOYMENT AGREEMENTS

     There are no employment agreements between the Company and its executive officers.

     All employees have executed confidentiality agreements with the Company.

COMPENSATION OF DIRECTORS

     Non-employee members of the Board of Directors ("Outside Directors")receive an automatic annual grant of options for 1,000 shares of Common Stock upon their election or re-election to the Board of Directors. The options are granted under the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which was adopted on July 6, 1995 at the Company's 1995 Annual Meeting of Shareholders.

     Only Outside Directors are eligible to receive grants of options under the Directors' Plan. Participants who had served as directors prior to the adoption of the Directors' Plan automatically received an option for 1,000 shares of Common Stock for each calendar year they served as a director. During the term of the Directors' Plan, Outside Directors automatically receive a grant of an option for 1,000 shares of Common Stock on their election or re-election. Messrs. Ribakove, Himick and Gross have all received an automatic grant for 1,000 shares of common stock for 1999. All options granted vest one (1) year after the date of grant, are exercisable for a term that is the lesser of one
(1) year from the termination as a director or five (5) years from the date of grant, and have an exercise price equal to the fair market value of the underlying shares of Common Stock on the date of grant. Vesting is accelerated upon the death, disability, or retirement of a participant. Should a participant terminate his or her service as a director for any other reason, shares not fully vested under an option will be forfeited. Payment of the option exercise price may be made in cash or by transfer to the Company of shares of Common Stock having a fair market value equal to the option exercise price, or by withholding from the shares that would otherwise be issued under an option, that number of shares having a fair market value equal to the option exercise price.

     There are fifty thousand (50,000) shares of Common Stock reserved for issuance under the Directors' Plan. There were 28,000 shares subject to outstanding options as of December 31, 1999. There are also five-thousand (5,000) shares subject to an outstanding option that was issued to an Outside Director of the Company outside of the Director's Plan.

     Outside Directors also received $2,500 per quarter, paid in Common Stock valued at 85% of the 30 day average market price for the stock for the 30 trading days prior to the month in which payments would be made. During 1999, 17,376 shares were issued to Outside Directors as compensation.

     On August 20, 1999, the Board of Directors voted to approve the repricing of existing stock options issued under the Directors' Plan that were in excess of $4.25 per share if the market value of the stock on that date was equal to or greater than $4.25. The options were repriced at $4.25 in an effort to more appropriately value the options given the decline in the Company's stock price since the original grant dates.

     On October 18, 1999, the Board of Directors awarded 15,000 warrants to the Chairman of the Board for services in connection with the Appaloosa financing transaction.

INCENTIVE PLAN

     In May 1991 the Company adopted its 1991 Long Term Incentive Plan (as amended, the "Plan"). Pursuant to the Plan, the Compensation Committee of the Board (the "Committee") has the power to make grants or awards to persons who, in the judgment of the Committee, have contributed or will contribute, to the long-term success of the Company. The Board generally may amend, suspend or terminate the Plan in whole or in part. However, amendments which materially increase the benefits accruing to participants under the Plan, increase the number of shares of Common Stock reserved for purposes of the Plan or materially modify the requirements as to eligibility to participate in the Plan must also be approved by the Company's shareholders. Awards and grants under the Plan may be made in a variety of forms, including warrants to purchase Common Stock, stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("ISOs"), and restricted stock. Stock options may be accompanied by SARS, and restricted stock may be accompanied by grants of performance shares (contractual rights to compensation measured by increases in the value of the Common Stock payable in cash). The Committee in its discretion determines who receives grants or awards under the Plan, the number of warrants, options, ISOs, SARs, performance shares, and shares of restricted stock, the option price, and the duration of the awards. One Million (1,000,000) shares have been reserved for issuance under the Plan, including 542,650 shares subject to outstanding options under the Plan as of December 31, 1999. There were 32,917 options exercised under the Plan during 1999. The exercise prices of options awarded under the Plan were the fair market value of the underlying shares at the time of the award, as determined by the Compensation Committee of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Ribakove, Himick and Gross are the members of the Compensation Committee. Each is an Outside Director of the Company. No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for any other entity.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  Introduction

     The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, administers the Company's 1991 Long-Term Incentive Plan, and sets specific compensation levels for executive officers of the Company. The goal of the Compensation Committee is to provide such levels and forms of compensation as will allow the Company to attract, retain, and motivate persons important to the growth and success of the Company. Outside Directors serve as members of the Compensation Committee.

  Compensation Programs

     Base Salary. The Committee establishes base salaries for each of the executive officers based upon their position with the Company, their experience level and their individual performance. Base salaries are subject to adjustment by the Compensation Committee, from time to time, in its discretion.

     Bonuses. Each executive officer is eligible to receive a cash bonus at the election of the Compensation Committee. The bonus may be awarded at any time during the year and may be based on a specific goal or achievement or overall performance of the executive officer.

     Incentive Plan. Executive officers are eligible to participate in the Company's 1991 Long-Term Incentive Plan (the "Incentive Plan") Grants under the Incentive Plan may be made in a variety of forms including warrants to purchase Common Stock, stock options, incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and restricted stock. Stock options may be accompanied by stock appreciation rights and restricted stock may be accompanied by grants of performance shares (contractual rights to compensation measured by increases in the value of Common Stock payable in cash). Only grants of stock options have been made under the Incentive Plan. Vesting periods for executive officers vary. Generally, the options were provided through initial grants at or near the date of hire and subsequent grants as the Compensation Committee deemed appropriate. The intent of the grants was to create an incentive for the recipient to remain at the Company and to provide a long-term incentive to achieve or exceed the Company's goals.

  Repricing of Stock Options

     On January 20, 1999 at the recommendation of the Compensation Committee at a meeting of the Board of Directors, a decision was made to reduce the exercise prices on employee stock options as of that date which were previously awarded under the 1991 Long Term Incentive Plan to $2.75 per share. This reduction was made in an effort to more appropriately value the options given the decline in the Company's stock price since the original grant dates.

  Compensation of Chief Executive Officer

     Mr. Higgins was the Chief Executive Officer of the Company during 1999 up until his retirement from the Company on September 21, 1999. His compensation consisted of a base salary plus bonus. In 1999, he received an annual base salary of $180,017 and was awarded 50,000 stock options to purchase the Company's Common Stock at an exercise price of $2.16 per share.

     Mr. Sahi was elected to the position of Chief Executive Officer on September 21, 1999. His compensation for 1999 consisted of a base salary of $180,000.

  Code Section 162 (m)

     In 1993, the Code was amended to add Section 162(m). Section 162(m) places a limit of $1,000,000 on the amount of compensation that may be deducted by a public company in any year with respect to certain of the Company's higher paid executives. Certain performance-based compensation that has been approved by shareholders is not subject to the deduction limitation. The 1999 cash compensation of the Company's executive officers was well below the level where this limitation would apply. The Company believes that options granted under the Incentive Plan are excluded from the Section 162(m) limitation as performance-based compensation.

                                          Compensation Committee,

                                          Richard Ribakove
                                          David Himick
                                          Herman Gross

                            STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Company's Common Stock for the fiscal year ended December 31, 1999 with the cumulative total stockholder return on the Nasdaq Stock Market (U.S.) Index and the S&P Healthcare Composite Index. The comparison assumes $100 was invested on June 20, 1994, at the initial public offering price in the Company's Common Stock and in each of the indices and assumes reinvestment of dividends.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
      FOR THE PERIOD ENDED DECEMBER 31, 1995 TO DECEMBER 31, 1999 BETWEEN
           BIO-PLEXUS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX AND
                       THE S&P HEALTHCARE COMPOSITE INDEX

[LINE GRAPH]

         BIO-PLEXUS, INC.    NASDAQ STOCK INDEX   S&P HEALTHCARE
                                                     COMPOSITE
                                                       INDEX
               145.00              102.98             125.59

               142.50              108.40             127.37

               147.50              111.61             131.13

               145.00              115.13             134.67

               110.00              118.11             138.16

               120.00              127.67             144.01

               118.75              137.04             150.89

               120.00              139.83             150.64

               122.50              143.05             163.79

               117.50              142.22             168.40

               100.00              145.56             176.77

12/31/95       102.50              144.79             186.08

               108.75              145.51             196.65

               112.50              151.06             193.48

                97.50              151.57             191.97

               121.25              164.12             188.28

               115.00              171.65             196.01

               100.00              163.92             199.63

                90.00              149.32             189.82

                76.25              157.70             196.90

                76.25              169.76             213.03

                85.00              167.88             215.08

                60.00              178.29             233.15

12/31/96        90.00              178.14             223.12

                75.63              190.78             247.51

                62.50              180.23             251.12

                46.25              168.48             233.87

                56.25              173.73             253.02

                45.00              193.41             268.50

                32.50              199.35             294.25

                27.50              220.36             299.98

                56.25              220.04             275.69

                56.25              233.08             291.65

                58.75              220.94             294.69

                53.75              222.11             307.19

12/31/97        47.50              218.28             320.66

                41.25              225.19             343.02

                36.88              246.37             362.22

                41.25              255.46             374.88

                33.13              259.76             383.74

                30.00              245.34             376.34

                28.75              262.48             403.87

                26.25              259.41             406.01

                23.75              208.13             360.43

                17.50              237.03             403.22

                28.75              247.26             417.81

                26.25              272.27             443.32

12/31/98        23.75              307.59             462.43

                21.25              352.32             464.71

                25.00              320.74             470.34

                22.50              344.07             482.91

                56.25              353.74             452.88

                48.75              345.59             439.87

                45.63              376.45             460.49

                43.75              370.97             434.35

                40.00              385.66             450.08

                32.50              385.04             414.71

                30.00              413.02             464.68

                40.00              457.08             466.36

12/31/99        40.00              555.69             424.32

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 31, 2000 (unless otherwise specified) for: (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock; (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all of the directors and executive officers as a group.

                                                              AMOUNT AND NATURE    PERCENT OF CLASS
NAME AND ADDRESS(1)                                             OF BENEFICIAL        BENEFICIALLY
OF BENEFICIAL OWNER                                             OWNERSHIP(2)            OWNED
-------------------                                           -----------------    ----------------
Appaloosa Management L.P. and David A. Tepper(3)............      2,700,000              15.8%
Herman Gross(4).............................................      1,672,110              11.6%
Richard L. Higgins..........................................         63,625                 *
Carl R. Sahi................................................        500,970               3.5%
David Himick(5).............................................      1,604,396              11.1%
Kimberley A. Cady(6)........................................         85,000                 *
Richard D. Ribakove(7)......................................         62,614                 *
Thomas K. Sutton(8).........................................         24,950                 *
All directors and executive officers as a group (7
  persons)..................................................      3,956,165              27.0%

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

(3) Based on the Schedule 13D filed jointly with the Commission on November 1, 1999, as amended by Amendment No. 1 filed jointly on January 5, 2000, by Appaloosa and David A. Tepper, the sole stockholder and President of Appaloosa Partners Inc., the general partner of Appaloosa. Includes 1 million shares of Common Stock issuable upon the exercise of the $3 warrants and 1.5 million shares of common stock issuable upon exercise of the $5 warrants issued to the purchasers upon the closing of the first bridge loan and 200,000 shares issuable upon the exercise of the warrants that will be issued in connection with a second bridge loan.

(4) Includes 75,000 shares of Common Stock issuable upon the exercise of warrants and 2,000 shares issuable upon the exercise of options owned by Mr. Gross which are presently exercisable.

(5) Includes 145,378 shares of Common Stock owned jointly by Mr. Himick and his wife and as to which they share voting and investment power and 77,000 shares of Common Stock issuable upon the exercise of warrants and options owned by Mr. Himick which are presently exercisable.

(6) Includes 85,000 shares of Common Stock issuable upon the exercise of options owned by Ms. Cady which are presently exercisable.

(7) Includes 28,430 shares of Common Stock owned jointly by Mr. Ribakove and his wife in tenancy by their entirety. As to such shares, Mr. Ribakove and his wife share voting and investment power. Also includes 29,000 shares of Common Stock issuable upon the exercise of warrants and options owned by Mr. Ribakove which are presently exercisable, and 600 shares of Common Stock held in custodial accounts for the Ribakoves' minor children.

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1999.

     A report on Form 8-K was filed on February 24, 2000 reporting an adjournment of a Special Shareholders Meeting that was to be held on February 28, 2000.

     A report on Form 8-K was filed on March 31, 2000 reporting the Company's 1999 financial results.

     (c) Exhibits

EXHIBIT
  NO.                      DESCRIPTION                             METHOD OF FILING
-------      ---------------------------------------    ---------------------------------------
  1.2        Form of Advest, Inc. Warrant...........    Incorporated by reference to Exhibit
                                                        1.2 to the Registrant's registration
                                                        statement on Form S-1 filed on April 1,
                                                        1994 (File No. 33-77202).
  1.3        Form of Advest, Inc. Registration
             Rights Agreement.......................    Incorporated by reference to Exhibit
                                                        1.3 to the Registrant's registration
                                                        statement on Form S-1 filed on April 1,
                                                        1994 (File No. 33-77202).
  3.1        Certificate of Incorporation of the
             Company, as amended....................    Incorporated by reference to Exhibit
                                                        3.1 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended September 30, 1998 (File No.
                                                        0-24128).
  3.2        Bylaws of the Company, as amended......    Incorporated by reference to Exhibit
                                                        3.2 to the Registrant's Annual Report
                                                        on Form 10-K filed on April 13, 1998
                                                        (File No. 0-24128).
  4.5        Promissory Note, dated October 28,
             1994, between the Company and Victor
             and Margaret DeMattia..................    Incorporated by reference to Exhibit
                                                        4.5 to the Registrant's Annual Report
                                                        on Form 10-K filed on March 30, 1995
                                                        (File No. 0-24128).
 10.1        Lease, dated March 7, 1989, between the
             Company and T&S Limited Partnership, as
             amended................................    Incorporated by reference to Exhibit
                                                        10.1 to the Registrant's registration
                                                        statement on Form S-1 filed on April 1,
                                                        1994 (File No. 33-77202).

EXHIBIT
  NO.                      DESCRIPTION                             METHOD OF FILING
-------      ---------------------------------------    ---------------------------------------
 10.4        Purchase and Sale Agreement, as
             amended, for 129 Reservoir Road,
             Vernon, Connecticut, dated October 28,
             1994, between the Company and Victor
             and Margaret DeMattia..................    Incorporated by reference to Exhibit
                                                        10.4 to the Registrant's Annual Report
                                                        on Form 10-K filed on March 30, 1995
                                                        (File No. 0-24128).
 10.6        Marketing and Distribution Agreement
             dated March 16, 1995, between the
             Company and Allegiance.................    Incorporated by reference to Exhibit
                                                        10.6 to the Registrant's Amendment No.
                                                        2 to Annual Report on Form 10-K filed
                                                        on June 30, 1995 (File No. 0-24128).
 10.7        1991 Long-Term Incentive Plan..........    Incorporated by reference to Exhibit
                                                        10.7 to the Registrant's Amendment No.
                                                        2 to Annual Report on Form 10-K filed
                                                        on June 30, 1995 (File No. 0-24128).
 10.12       Master Equipment Lease Agreement dated
             as of March 8, 1995, between the
             Company and Financing for Science
             International, Inc. ...................    Incorporated by reference to Exhibit
                                                        10.12 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on June 30, 1995 (File No.
                                                        0-24128).
 10.13       1995 Non-Employee Directors' Stock
             Option Plan............................    Incorporated by reference to Exhibit
                                                        10.13 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on June 30, 1995 (File No.
                                                        0-24118).
 10.15       Letter Agreement with Aberlyn Capital
             Management Limited Partnership.........    Incorporated by reference to Exhibit
                                                        10.15 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on June 30, 1995 (File No.
                                                        0-24128).
 10.16       Employment Agreement dated January 13,
             1997 between the Company and Lucio
             Improta................................    Incorporated by reference to Exhibit
                                                        10.15 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on March 31, 1997 (File No.
                                                        0-24128).
 10.17       Term Sheet dated August 1, 1997
             describing arrangement between the
             Company and Ronald Haverl..............    Incorporated by reference to Exhibit
                                                        10.17 to the Registrant's Annual Report
                                                        on Form 10-K/A filed on April 30, 1998
                                                        (File No. 0-24128).
 10.18       Development and License Agreement dated
             January 28, 1997 by and between the
             Company and Johnson & Johnson Medical,
             Inc. ..................................    Incorporated by reference to Exhibit
                                                        10.18 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on September 30, 1998 (File No.
                                                        0-24128).

EXHIBIT
  NO.                      DESCRIPTION                             METHOD OF FILING
-------      ---------------------------------------    ---------------------------------------
 10.19       Supply Agreement dated January 28, 1997
             by and between the Company and Johnson
             & Johnson Medical, Inc. ...............    Incorporated by reference to Exhibit
                                                        10.18 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on September 30, 1998 (File No.
                                                        0-24128).
 10.20       Term Promissory Note issued to Carl R.
             Sahi*..................................    Incorporated by reference to Exhibit
                                                        10.20 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on September 30, 1998 (File No.
                                                        0-24128).
 10.21       Warrant for shares of common stock
             issued to Carl R. Sahi*................    Incorporated by reference to Exhibit
                                                        10.21 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on September 30, 1998 (File No.
                                                        0-24128).
 10.22       Subscription Agreement dated April 27,
             1999 by and between the Company and
             Ramius Capital Group, LLC..............    Incorporated by reference to Exhibit
                                                        10.22 to the Registrant's Form S-3
                                                        filed on May 18, 1999, as amended (File
                                                        No. 333-79671).
 10.23       Form of Debenture dated April 27, 1999
             by and between the Company and Ramius
             Capital Group, LLC.....................    Incorporated by reference to Exhibit
                                                        10.23 to the Registrant's Form S-3
                                                        filed on May 18, 1999, as amended (File
                                                        No. 333-79671).
 10.23a      Letter Agreement dated September 13,
             1999 between the Company and Ramius
             Capital Group, LLC.....................    Incorporated by reference to Exhibit
                                                        10.23a to the Registrant's Form S-3
                                                        filed on May 18, 1999, as amended (File
                                                        No. 333-79671).
 10.24       Form of Warrant granted by the Company
             to Ramius Capital Group, LLC...........    Incorporated by reference to Exhibit
                                                        10.24 to the Registrant's Form S-3
                                                        filed on May 18, 1999, as amended (File
                                                        No. 333-79671).
 10.25       Registration Rights Agreement by and
             between the Company and Ramius Capital
             Group, LLC.............................    Incorporated by reference to Exhibit
                                                        10.25 to the Registrant's Form S-3
                                                        filed on May 18, 1999, as amended (File
                                                        No. 333-79671).
 10.30       7.5% Secured Note dated as of October
             21, 1999 between the Company and
             Appaloosa Investment Limited
             Partnership I, L.P.....................    Filed with this Report.

 10.30(1a)   First Amendment to 7.5% Secured Note
             dated as of December 30, 1999..........    Filed with this Report.

 10.30(2a)   Second Amendment to 7.5% Secured note
             dated as of April 3, 2000..............    Filed with this Report.

 10.31       Form of Warrant to Purchase Shares of
             Common Stock of the Company at a
             Purchase Price of $3.00 per Share......    Filed with this Report.

EXHIBIT
  NO.                      DESCRIPTION                             METHOD OF FILING
-------      ---------------------------------------    ---------------------------------------
 10.32       Form of Warrant to Purchase Shares of
             Common Stock of the Company at a
             Purchase Price of $5.00 per Share......    Filed with this Report.
 10.33       Form of Convertible Note Purchase
             Agreement..............................    Filed with this Report.
 10.34       Form of Warrant to Purchase Shares of
             Common Stock of the Company at a
             Purchase Price of $7.00 per Share......    Filed with this Report.
 10.35       Registration Rights Agreement between
             the Company, Appaloosa Investment
             Limited Partnership I, L. P. and
             certain entities related thereto.......    Filed with this Report.
 10.36       Form of Rollover Registration Rights
             Agreement..............................    Filed with this Report.
 10.37       Security Agreement between the Company
             and Appaloosa Investment Limited
             Partnership I, L.P. ...................    Filed with this Report.
 10.38       Letter Agreement dated October 21, 1999
             between the Company and Appaloosa
             Investment Limited Partnership I,
             L.P....................................    Filed with this Report.
 10.39       Form of Warrant to Purchase Shares of
             Common Stock of the Company at a
             Purchase Price of $3.00 per Share......    Filed with this Report.
 10.40       15% Secured Note dated as of January 5,
             2000 between the Company and Appaloosa
             Investment Limited Partnership I,
             L.P....................................    Filed with this Report.
 10.40(1a)   First Amendment to 15% Secured Note
             dated as of April 3, 2000 between the
             Company and Appaloosa Investment
             Limited Partnership I, L.P.............    Filed with this Report.
 10.41       Form of Warrant to Purchase Shares of
             Common Stock of the Company............    Filed with this Report.
 10.42       15% Secured Note dated as of April 3,
             2000 between the Company and Appaloosa
             Investment Limited Partnership I,
             L.P....................................    Filed with this Report.
 10.43       Letter Agreement dated as of April 3,
             2000 between the Company and Appaloosa
             Investment Limited Partnership I,
             L.P....................................    Filed with this Report.
 23          Consent of Mahoney Sabol & Company,
             L.L.P..................................    Filed with this report.
 27          Financial Data Schedule................    Filed with this report.

---------------
* This exhibit is a management or employment contract required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIO-PLEXUS, INC. (REGISTRANT)

                                          By:       /s/ CARL R. SAHI
                                            ------------------------------------
                                                        Carl R. Sahi
                                             President, Chief Executive Officer
                                                        and Director

                                          By:     /s/ KIMBERLEY A. CADY
                                            ------------------------------------
                                                     Kimberley A. Cady
                                                Chief Financial Officer and
                                                  Vice President, Finance

Dated: April 14, 2000

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

                     SIGNATURE                                     TITLE                       DATE
                     ---------                                     -----                       ----
               By: /s/ CARL R. SAHI                  President, Chief Executive           April 14, 2000
  ----------------------------------------------     Officer and Director
                   Carl R. Sahi

            By: /s/ RICHARD D. RIBAKOVE              Chairman and Director                April 14, 2000
  ----------------------------------------------
                Richard D. Ribakove

            By: /s/ RICHARD L. HIGGINS               Director                             April 14, 2000
  ----------------------------------------------
                Richard L. Higgins

               By: /s/ DAVID HIMICK                  Director                             April 14, 2000
  ----------------------------------------------
                   David Himick

               By: /s/ HERMAN GROSS                  Director                             April 14, 2000
  ----------------------------------------------
                   Herman Gross

                                BIO-PLEXUS, INC.

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:                                         PAGE
---------------------                                         ----
Report of Independent Accountants...........................  F-2
Balance Sheets at December 31, 1999 and 1998................  F-3
Statements of Operations for the years ended December 31,
  1999, 1998 and 1997.......................................  F-4
Statements of Changes in Shareholders' Equity (Deficit) for
  the years ended December 31, 1999, 1998 and 1997..........  F-5
Statements of Cash Flows for the years ended December 31,
  1999, 1998, and 1997......................................  F-6
Notes to Financial Statements...............................  F-7

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bio-Plexus, Inc.

     We have audited the balance sheets of Bio-Plexus, Inc. as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Bio-Plexus, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit due to recurring net losses, and will require additional capital in 2000 to fund continuing operations. These items raise substantial doubt about the Company's ability to continue as a going concern through December 31, 2000. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MAHONEY SABOL & COMPANY, LLP

Hartford, Connecticut
March 17, 2000

                                BIO-PLEXUS, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    867,000    $    535,000
  Accounts receivable.......................................       908,000         564,000
  Inventories:
     Raw materials..........................................       621,000       1,164,000
     Work-in-process........................................       474,000         470,000
     Finished goods.........................................     1,167,000         390,000
                                                              ------------    ------------
                                                                 2,262,000       2,024,000
                                                              ------------    ------------
  Other current assets......................................       173,000         246,000
                                                              ------------    ------------
          Total current assets..............................     4,210,000       3,369,000
                                                              ------------    ------------
Investment in Jordan Pharmaceuticals (Note 3)...............            --         600,000
Fixed assets, net (Note 4)..................................     4,384,000       4,661,000
Deferred debt financing expenses............................       465,000          10,000
Patents, net of amortization................................       335,000         252,000
Other assets................................................       253,000         260,000
                                                              ------------    ------------
                                                              $  9,647,000    $  9,152,000
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 5)................  $    899,000    $  1,811,000
  Note payable (Note 5).....................................     1,340,000         250,000
  Accounts payable and accrued expenses.....................       786,000         528,000
  Accrued interest payable..................................        55,000          28,000
  Accrued vacation..........................................       202,000         196,000
  Other accrued employee costs..............................       226,000         213,000
  Product replacement costs.................................            --         222,000
  Deferred revenue (Note 12)................................            --         875,000
                                                              ------------    ------------
          Total current liabilities.........................     3,508,000       4,123,000
                                                              ------------    ------------
Other long-term debt, net (Note 5)..........................     2,262,000       2,403,000
Redeemable common stock warrants (Note 7)...................       149,000         149,000
Commitments and contingencies (Note 10).....................            --              --
Shareholders' equity (Note 7):
  Convertible preferred stock, no par value, 3,000,000
     authorized, no shares issued and outstanding...........            --              --
  Common stock, no par value, 25,000,000 authorized,
     14,083,807 and 12,793,165 shares issued and
     outstanding............................................    71,833,000      65,349,000
  Accumulated deficit.......................................   (68,105,000)    (62,872,000)
                                                              ------------    ------------
          Total shareholders' equity........................     3,728,000       2,477,000
                                                              ------------    ------------
                                                              $  9,647,000    $  9,152,000
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                            STATEMENTS OF OPERATIONS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1999           1998            1997
                                                     -----------    -----------    ------------
Revenue:
  Product..........................................  $ 5,498,000    $ 5,086,000    $  3,542,000
  Services.........................................    1,426,000      4,171,000              --
  Licensing fees (Note 12).........................      100,000         50,000       1,500,000
                                                     -----------    -----------    ------------
          Total revenue............................    7,024,000      9,307,000       5,042,000
                                                     -----------    -----------    ------------
Costs and expenses:
  Product..........................................    3,754,000      6,355,000       5,764,000
  Services.........................................       87,000        267,000              --
  Research and development.........................    1,112,000        463,000       1,056,000
  Selling, general and administrative..............    4,937,000      4,593,000       6,748,000
                                                     -----------    -----------    ------------
          Total operating costs and expenses.......    9,890,000     11,678,000      13,568,000
                                                     -----------    -----------    ------------
Operating Loss.....................................   (2,866,000)    (2,371,000)     (8,526,000)
                                                     -----------    -----------    ------------
Financing Expenses:
  Amortization of deferred debt financing..........      266,000         63,000         382,000
  Other financing expense (Note 5).................    2,158,000        633,000       3,551,000
  Other income.....................................      (57,000)      (107,000)       (147,000)
                                                     -----------    -----------    ------------
          Total financing expenses.................    2,367,000        589,000       3,786,000
                                                     -----------    -----------    ------------
Net loss...........................................   (5,233,000)    (2,960,000)    (12,312,000)
Less: Imputed dividend on preferred stock (Note
  7)...............................................           --             --         500,000
                                                     -----------    -----------    ------------
Net loss applicable to common stock................  $(5,233,000)   $(2,960,000)   $(12,812,000)
                                                     ===========    ===========    ============
Net loss (basic and diluted) per common share......  $     (0.39)   $     (0.24)   $      (1.37)
                                                     ===========    ===========    ============
Weighted average common shares outstanding.........   13,540,922     12,263,870       9,320,800
                                                     ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                  CONVERTIBLE
                                       COMMON STOCK             PREFERRED STOCK
                                 ------------------------   ------------------------   ACCUMULATED
                                   SHARES       AMOUNT        SHARES       AMOUNT        DEFICIT         TOTAL
                                 ----------   -----------   ----------   -----------   ------------   ------------
Balance -- December 31, 1996...   7,046,552   $46,887,000                $        --   $(47,600,000)  $   (713,000)
Exercise of stock options......      36,000        50,000                                                   50,000
Cash proceeds from sale........     997,000     2,493,000    1,250,000     5,000,000                     7,493,000
Conversion of preferred
  stock........................   1,931,291     4,929,000   (1,250,000)   (5,000,000)                      (71,000)
Conversion of notes payable....   1,791,627     7,145,000                                                7,145,000
Conversion of warrants.........     335,317     2,566,000                                                2,566,000
Net loss before imputed
  dividend.....................                                                         (12,312,000)   (12,312,000)
                                 ----------   -----------   ----------   -----------   ------------   ------------
Balance -- December 31, 1997...  12,137,787    64,070,000           --            --    (59,912,000)     4,158,000
Exercise of stock options......      21,000        29,000                                                   29,000
Cash proceeds from sale........     634,378     1,250,000                                                1,250,000
Net loss.......................                                                          (2,960,000)    (2,960,000)
                                 ----------   -----------   ----------   -----------   ------------   ------------
Balance -- December 31, 1998...  12,793,165    65,349,000           --            --    (62,872,000)     2,477,000
Exercise of stock options......      32,917        89,000                                                   89,000
Cash proceeds from sale........     549,558     1,100,000                                                1,100,000
Board of Directors' fees.......      17,376        43,000                                                   43,000
Conversion of notes payable....     544,753     1,467,000                                                1,467,000
Conversion of warrants.........     146,038            --                                                       --
Warrants issued with debt......                 3,785,000                                                3,785,000
Net loss.......................                                                          (5,233,000)    (5,233,000)
                                 ----------   -----------   ----------   -----------   ------------   ------------
Balance -- December 31, 1999...  14,083,807   $71,833,000           --   $        --   $(68,105,000)  $  3,728,000
                                 ==========   ===========   ==========   ===========   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           1999           1998            1997
                                                        -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..............................................  $(5,233,000)   $(2,960,000)   $(12,812,000)
Adjustments to reconcile net loss to cash used by
  operating activities:
  Depreciation and amortization.......................      552,000        923,000       1,343,000
  Inducement expense on conversion....................                                     640,000
  Imputed dividend....................................                                     500,000
  Writedown of equipment to net realizable value (Note
    4)................................................      280,000      1,359,000         512,000
  Amortization of deferred debt financing expenses....      266,000         63,000         382,000
  Amortization of debt discount (Note 5)..............    1,747,000         59,000       1,819,000
  Decrease (increase) in assets:
    Accounts receivable...............................     (344,000)      (169,000)         (9,000)
    Inventories.......................................     (238,000)      (117,000)        (51,000)
    Notes receivable..................................                     152,000
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses.............      248,000        (91,000)     (1,074,000)
    Accrued interest payable..........................       27,000          2,000          (1,000)
    Accrued vacation and other accrued employee
       costs..........................................       19,000        (43,000)        (10,000)
    Accrued product replacement costs (Note 14).......     (222,000)       222,000
    (Decrease) increase in deferred revenue (Note
       12)............................................     (875,000)        34,000         841,000
  Other...............................................     (188,000)       155,000         164,000
                                                        -----------    -----------    ------------
    Net cash used in operating activities.............   (3,961,000)      (411,000)     (7,756,000)
                                                        -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets............     (536,000)       (82,000)       (409,000)
Long-term investment (Note 3).........................      627,000       (600,000)
Cost of patents.......................................     (103,000)      (115,000)       (108,000)
                                                        -----------    -----------    ------------
    Net cash used in investing activities.............      (12,000)      (797,000)       (517,000)
                                                        -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock.....                                   5,000,000
Proceeds from sale of common stock (Note 7)...........    1,100,000      1,250,000       2,493,000
Proceeds from exercise of common stock warrants.......                                     282,000
Proceeds from exercise of common stock options........       91,000         29,000          50,000
Redemption of common stock (Note 7)...................                     (20,000)
Proceeds from long-term debt (Note 5).................    2,060,000        300,000       4,700,000
Increase in notes payable (Note 5)....................    2,750,000        250,000
Proceeds from sale and leaseback......................      137,000                        369,000
Repayments of long-term debt..........................   (1,833,000)    (1,568,000)     (4,441,000)
                                                        -----------    -----------    ------------
    Net cash provided by financing activities.........    4,305,000        241,000       8,453,000
                                                        -----------    -----------    ------------
    Net (decrease) increase in cash and cash
       Equivalents....................................      332,000       (967,000)        180,000
    Cash and cash equivalents, beginning of Period....      535,000      1,502,000       1,322,000
                                                        -----------    -----------    ------------
    Cash and cash equivalents, end of period..........  $   867,000    $   535,000    $  1,502,000
                                                        ===========    ===========    ============
Supplemental cash flow disclosures:
  Cash payments of interest...........................  $   412,000    $   572,000    $  1,093,000
  Cash payments of income taxes.......................        4,000          4,000           9,000
  Surrender of debt upon warrant exercise.............                                   2,265,000
  Surrender of debt upon conversion to equity.........       83,000                      5,787,000

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

     The products included in the Company's Safety Medical Products and Accessories segment include safety blood collection needles, needle holders, and needle disposal containers. The Company sells its products to hospitals, medical centers, and certain distributors both domestically and internationally. Since its inception, the Company has devoted substantially all of its efforts to the development and marketing of a series of safety blood collection needles and accessories marketed under the Punctur-Guard(R) trademark and the development and construction of needle assembly systems used to manufacture the Punctur-Guard(R) needles. The Company has funded its operating losses since inception through loans and the sale of debt and equity securities.

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

     Product sales growth continued to expand in 1999 and the Company continued to achieve increased manufacturing capacity and reduce costs, which will enable the Company to meet the expected increased demand for its products in 2000. The Company also plans to pursue new opportunities for additional strategic partnerships to assist with the funding and development costs of other new products. However, in order to generate adequate cash flows to fund operations, the Company will need to achieve significant revenue growth and continue to reduce manufacturing costs. Accordingly, the Company will require additional capital in 2000 to fund operations.

  Convertible Note Financing

     On September 21, 1999, the Company received a commitment from Appaloosa Management, L.P., of Chatham, New Jersey ("Appaloosa") for a total financing package of $17.5 million (the "Permanent Financing"). The Permanent Financing is currently scheduled to be consummated in April 2000 after receipt of stockholder approval.

  Bridge Transactions

     Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to Appaloosa and entities affiliated therewith (the "Purchasers") a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the "First Bridge Note"). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note, the Company also issued to the Purchasers (i) a five-year warrant to purchase up to 1.0 million shares of the Company's common stock, no par value (the "Common Stock") at an initial exercise price of $3.00 per share (the "$3 Warrants") and (ii) a nine-year warrant to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants") (the $3 Warrants and $5 Warrants are collectively referred to herein as the "First Bridge Warrants"). At the Purchaser's election and contingent upon the satisfaction of certain criteria at the closing of the Permanent Financing, or within six months and one day thereafter, the exercise price of the $3 Warrants will increase to $4.00 per share of Common Stock. The exercise price of the $5 Warrants will increase to $7.00 per share of Common Stock upon the earlier of

                                BIO-PLEXUS, INC.

the closing of the Permanent Financing and October 21, 2000. The $5 Warrants contain a net-exercise provision.

     On January 5, 2000, the Company issued to the Purchasers a 15% non-convertible secured note in the aggregate principal amount of $1.65 million (the "Second Bridge Note"). In connection with the issuance of the Second Bridge Note, the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 200,000 shares of Common Stock at an initial exercise price of $3.00 per share (the "Second Bridge Warrants"). The Second Bridge Warrants contain a net-exercise provision.

     On April 3, 2000, the Company issued to the Purchasers a 15% non-convertible secured note in the aggregate principal amount of $2.2 million (the "Third Bridge Note"). No warrants or convertible securities were issued in connection with the Third Bridge Note. The First Bridge Note, the Second Bridge Note and the Third Bridge Note are collectively referred to as the "Bridge Notes". The issuance of the Bridge Notes, the First Bridge Warrants and the Second Bridge Warrants are collectively referred to as the "Bridge Transactions".

     The Bridge Notes are not convertible into shares of Common Stock and are required to be paid-in-full (together with accrued interest) at the closing of the Permanent Financing.

  Permanent Financing

     In order to consummate the Permanent Financing, the Company is required by the rules of The NASDAQ Stock Market ("NASDAQ") to obtain the approval of a majority of the Company's stockholders of the terms and conditions of the Permanent Financing (the "Investment Proposal"). In addition, the Connecticut Business Corporation Act requires that the Company obtain stockholder approval of (i) an amendment to the Company's certificate of incorporation (the "Charter Amendment Proposal") and (ii) an amendment to the Company's 1991 Long-Term Incentive Plan (the "Incentive Plan Amendment Proposal"). The Charter Amendment and the Incentive Plan Amendment Proposal are required by the terms of the Permanent Financing. The approval of the Company's stockholders of the Investment Proposal, the Charter Amendment Proposal and the Incentive Plan Amendment Proposal is collectively referred to as "Stockholder Approval".

     If Stockholder Approval is obtained, the Company will issue to the Purchasers (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the "Convertible Notes"), (ii) 250,000 shares of Common Stock at a purchase price of $3.00 per share (the "Permanent Financing Shares") and (iii) nine-year warrants to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $7.00 per share (the "$7 Warrants"). The Convertible Notes are convertible into shares of Common Stock at an initial conversion priced $3.00. The $7 Warrants contain a net-exercise provision.

     The Permanent Financing will generate aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes, the Company will realize net proceeds of approximately $8.4 million which will be available, along with existing resources, for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

  Going Concern

     The Company is continuing to explore additional financing alternatives and potential strategic relationships which may provide the Company with additional sources of working capital. The Company has an accumulated deficit due to recurring net losses from its inception of $68,105,000. Furthermore, the Company will need to raise working capital in addition to that anticipated from Appaloosa to fund operations during 2000. The Appaloosa agreements contain certain restrictions with regard to the Company's ability to raise

                                BIO-PLEXUS, INC.

funds from other sources. Accordingly, there can be no assurances that the Company will be able to secure any additional sources of working capital.

     There are risks and uncertainties surrounding management's plans. The Company's failure to successfully implement its plan, including raising sufficient capital, through a strategic partnership or otherwise, would have an unfavorable effect on the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern through December 31, 2000. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  Inventories

     All inventories are stated at cost using the weighted average valuation method. Included in inventory totals were allowance for obsolescence of $299,000 and $56,000 at December 31, 1999 and 1998, respectively.

  Revenue Recognition

     Product sales and related costs are recorded by the Company upon shipment of product to the customer or distributor.

     Equipment sales as a result of strategic partnerships are progress billed and revenue is recognized in the billing period.

     The Company's strategic partnerships resulted in the recognition of development contract or "service" revenue. Pursuant to the terms of the agreements with these strategic partners, product and process development services are progress billed as performed and revenue is recognized over the estimated project period.

  Long-Term Investments

     The company utilized the cost method in connection with the valuation of its long-term investment (see Note 3).

                                BIO-PLEXUS, INC.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" effective for periods beginning December 15, 1997. The Statement requires that a public enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. In fiscal 1998, with the onset of the development contract with JJM, the Company began internally reporting two distinct segments: Safety Medical Products and Joint Venture Design and Development. The Company adopted SFAS 131 for the periods presented (see Note
13).

  Reclassification

     Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

3. LONG-TERM INVESTMENT

     On September 2, 1998, the Company loaned $600,000 to Jordan
Pharmaceuticals, Inc. ("Jordan"), a California corporation, in exchange for a one-year promissory note. On October 31, 1998, the Company

                                BIO-PLEXUS, INC.

converted the promissory note into 120,000 shares of Jordan Series A Preferred Stock. Interest that had accrued on the note from September 2, 1998 until the date of conversion was paid in 526 shares of Jordan Series A Preferred Stock. For the period September 30, 1998 through December 31, 1998, the Company received a dividend in the amount of 2,411 shares of Jordan Series A Preferred Stock.

     Pursuant to a stock option agreement dated October 31, 1998, Jordan had the right to repurchase the shares of Series A Preferred Stock plus any paid-in-kind shares owned by the Company (in lieu of interest paid in cash), at a purchase price of $5.00 per share. On March 31, 1999, Jordan exercised its option with respect to all of the shares for total consideration of $627,000. The investment was valued in the financial statements using the cost method, as the percentage of the voting stock held as an investment by the Company was insufficient to exercise significant influence over Jordan.

4. FIXED ASSETS

     Fixed assets consist of the following:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        1999            1998
                                                    ------------    ------------
Fixed assets under capital lease:
  Machinery and equipment.........................  $ 2,580,000     $ 2,580,000
  Production molds................................    2,029,000       1,892,000
  Office furniture and equipment..................      472,000         472,000
                                                    -----------     -----------
     Total under capital lease....................    5,081,000       4,944,000
  Land and building...............................    2,438,000       2,438,000
  Machinery and equipment.........................      120,000         155,000
  Construction-in-progress........................      311,000         336,000
  Production molds................................      910,000         779,000
  Office furniture and equipment..................      226,000         191,000
  Leasehold improvements..........................           --         169,000
                                                    -----------     -----------
                                                      9,086,000       9,012,000
  Less: accumulated depreciation..................   (4,702,000)     (4,351,000)
                                                    -----------     -----------
                                                    $ 4,384,000     $ 4,661,000
                                                    ===========     ===========

     At December 31, 1999 and 1998, the Company had approximately $5,081,000 and $4,944,000, respectively, of fixed assets subject to a sale-leaseback arrangement with third party lessors (see Note 5).

     Depreciation expense was $532,000 in 1999, $909,000 in 1998, and $1,333,000
in 1997.

     Beginning in 1996 and continuing into 1999, certain of the Company's fixed assets were written down to net realizable value and were subsequently written off, as the manner in which these assets were used by the Company had changed. These fixed assets consisted of primarily the Company's first generation production machinery and equipment used to manufacture its blood collection needle product line. This machinery and equipment was internally constructed, lower volume equipment that was phased out over this time period in favor of higher volume, more automated, more efficient production machinery and equipment. Total losses resulting from these write-downs and subsequent write-offs amounted to $280,000 in 1999, $1,359,000 in 1998, and $512,000 in
1997, and such losses were reported in product costs on the statements of operations in those years.

                                BIO-PLEXUS, INC.

5. DEBT

  Secured Term Notes Payable

     Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to the Purchasers the First Bridge Note. In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note the Company also issued to the Purchasers (i) the $3 Warrants and (ii) the $5 Warrants. At the Purchaser's election and contingent upon the satisfaction of certain criteria at the closing of the Permanent Financing, or within six months and one day thereafter, the exercise price of the $3 Warrants will increase to $4.00 per share of Common Stock. The exercise price of the $5 Warrants will increase to $7.00 per share of Common Stock upon the earlier of the closing of the Permanent Financing and October 21, 2000. The $5 Warrants contain a net-exercise provision. The fair value of the Bridge Warrants of approximately $2,905,000 at the date of issuance was recorded as a discount against the Note Payable obligation. Such discount is charged to interest expense over the term of the First Bridge Note.

     The balance of long-term debt is as follows:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
6% Convertible Debenture, net of unamortized
  discount of $405,000.............................   $  928,000      $       --
Capital lease obligations, net of unamortized
  discount of $9,000 and $35,000...................      969,000       1,909,000
Facility mortgage payable..........................    1,264,000       1,295,000
Unsecured Term Notes...............................           --         710,000
Term notes.........................................           --         300,000
                                                      ----------      ----------
                                                       3,161,000       4,214,000
Less: current portion..............................      899,000       1,811,000
                                                      ----------      ----------
                                                      $2,262,000      $2,403,000
                                                      ==========      ==========

     The aggregate maturities of long-term debt, including capital lease obligations, over the next five years and thereafter are as follows:
2000 -- $907,000; 2001 -- $62,000; 2002 -- $68,000; 2003 -- $74,000; 2004 --
$1,400,000; thereafter -- $1,063,000.

  Convertible Debentures

     On January 30, 1997, pursuant to Regulation S of the Securities Act of 1933, the Company issued 5% Convertible Debentures (the "5% Debentures") due February 4, 1999 in the aggregate principal sum of $5,000,000. Of the 5% Debenture proceeds, approximately $1,665,000 was allocated to common stock during the first quarter to reflect the intrinsic value of the conversion feature. This amount was calculated at the date of the issue as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount was charged to other financing expenses. At December 31, 1997, all outstanding 5% Debentures had been converted into shares of common stock. Under the terms of the 5% Debentures, if the conversions resulted in total shares issued greater than 1,350,000 shares in aggregate, then the Company would redeem any remaining 5% Debentures at the price paid plus accrued interest thereon. Based upon the total debenture conversions, the number of shares exceeded 1,350,000. Upon reaching the limit of 1,350,000 shares, the Company satisfied the remaining outstanding 5% Debentures balance of $1,537,000 by issuing 100,000 shares at a value of $2.73 per share and a cash payment of $1,264,000.

                                BIO-PLEXUS, INC.

     On March 24, 1999, the Company signed a commitment for a private placement of up to $4,500,000 aggregate principal amount of its 6% Convertible Debentures due June 30, 2004 ("the 6% Debentures"). The initial purchase of $2,500,000 aggregate principal amount of 6% Debentures was made on April 27, 1999. The 6% Debentures accrue interest at the rate of 6% per annum, payable quarterly in arrears in cash. The 6% Debentures are convertible at any time at the option of the holders into shares of the Company's common stock at the lesser of a fixed conversion price of $3.06 per share or a floating conversion price at the time of the conversion if the floating price is less than $3.06 per share. The 6% Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. The Company and the 6% Debenture holders have limited put and call options, respectively, for additional debentures. In connection with the Bridge Transactions, the Company agreed not to exercise its put right under the Debentures. Net proceeds from the financing were $2,060,000 after deducting fees and expenses. Approximately $121,000 was allocated to common stock during the second quarter to reflect the intrinsic value of the conversion feature. This amount was calculated at the commitment date as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount was charged to interest expense. The financing also included a warrant to purchase 500,000 shares of common stock at an exercise price of $3.38. The fair value of the warrants at the date of issuance was recorded as a discount on the debenture which will be amortized over the term of the debenture. During 1999, the holder of the Debentures converted a total of approximately $1,167,000 of the outstanding principal balance into 391,120 shares of common stock.

  Capital Lease Obligations

     On April 1, 1994, the Company and a lessor agreed to a $2,000,000 expansion to a previous sale-leaseback agreement for certain machinery and molds. The lease term was 42 months from the date specific equipment is leased with interest at a rate of 15%. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 47,500 shares of common stock at $9 per share. The warrants are exercisable through April 30, 2001. The fair value of the warrants on the date of issuance was recorded as a deferred financing expense.

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

     On June 28, 1996, the Company and the lessor agreed to a $2,000,000 expansion of the sale-leaseback financing agreement to finance the purchase of a new needle production machine. The lease term was four years and monthly rent payments equal 2.50% of the equipment leased and is payable monthly in advance. The Company has the option to purchase all but not less than all of the leased equipment at the end of the lease term for the then current market value of the equipment, which shall not be less than 15% or more than 20% of the equipment cost. At December 31,1999, the Company had approximately $849,000 outstanding under the expanded $2,000,000 financing agreement. As an inducement, the Company issued the lessor warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years. The fair value of the warrants at the date of issuance was recorded as a discount on the lease obligation.

                                BIO-PLEXUS, INC.

     In addition, the Company entered into a Reserve Pledge and Security Agreement with the lessor requiring the Company to establish a Security Reserve of $250,000, as additional collateral for the lessor which was recorded within other assets in the Company's financial statements.

     On September 19, 1996, the Company entered a three-year sale-leaseback Master Lease Agreement for amounts up to $150,000 with an equipment lessor for certain machinery and equipment. Monthly rent expense equaled 3.32% of the equipment leased and was payable monthly in advance. The Company exercised its option to purchase certain leased equipment at the end of the lease term for the then current market value of the equipment. On July 23, 1999, the Company extended the Master Lease Agreement for sixty months through an additional lease agreement of approximately $137,000 for the purchase of production tooling. The Company has the option to purchase the tooling at the end of the lease term for $1.00. The lease requires monthly payments and incurs interest at approximately 9.7% per annum. At December 31, 1999 the Company had approximately $129,000 outstanding under the additional lease agreement.

  Facility Mortgage

     On October 28, 1994, the Company acquired a manufacturing and warehouse facility for $1,500,000. The seller in the form of a note, which bears interest at 9% per annum, provided financing of $1,350,000 of the purchase price. Interest only was payable for the first two years of the note. Principal and interest payments began in October 1996, and are based on a twenty-year amortization schedule with a balloon payment due on November 1, 2009. The note is secured by a first mortgage on the facility.

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

     In January 1999, the principal balance remaining of $710,000 was paid to retire the debt. All outstanding warrants expired on December 31, 1998, and none were exercised during 1998.

  Term Notes

     On September 8, 1998, the Company received $250,000 from an officer of the Company in exchange for a one-year promissory term note with warrants to purchase common stock. The term note incurred interest at 8% per annum and was payable quarterly in arrears commencing on December 8, 1998. With the note, there were 30,000 common stock warrants issued with a three-year life and an exercise price of $2.09 per share. On

                                BIO-PLEXUS, INC.

March 31, 1999, the Company paid the outstanding principal balance of $250,000 and all accrued interest thereon.

     In December 1998, the Company received $300,000 in exchange for five-year term notes with warrants. The term notes incurred interest at a rate of 8% per annum, and interest was payable quarterly in arrears. On April 15, 1999 the term notes were converted in entirety into 153,633 shares of the Company's common stock (see Note 7).

6. INCOME TAXES

     Deferred tax assets are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Costs capitalized for tax purposes................  $    26,000    $   133,000
  Research tax credits............................      659,000        612,000
  Net operating losses............................   25,738,000     24,965,000
                                                    -----------    -----------
Gross deferred tax assets.........................   26,423,000     25,710,000
Less: valuation allowance.........................   26,423,000     25,710,000
                                                    -----------    -----------
Net deferred tax assets...........................  $        --    $        --
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

     At December 31, 1999, the Company has available federal net operating loss carryforwards of approximately $67,469,000 and research and development tax credit carryforwards of approximately $659,000. The federal carryforwards expire in years 2002 through 2019. State of Connecticut net operating loss carryforwards of approximately $56,550,000 expire in years 2000 through 2004.

     As defined in the Internal Revenue Code, certain substantial ownership changes limit the utilization of the available net operating loss and tax credit carry forwards. The Company has experienced a number of substantial ownership changes, which limit the amount of pre-change loss carry forwards that can be utilized in any one taxable year as follows:

  DATE NOL                                       FEDERAL LOSS
WAS GENERATED                                    CARRY FORWARD    ANNUAL LIMITATION
-------------                                    -------------    -----------------
9/87 -- 12/89..................................   $   333,000        $   32,000
1/90 -- 12/91..................................   $ 1,807,000        $  386,000
1/92 -- 06/94..................................   $11,749,000        $1,437,000

     The remaining $53,580,000 of federal net operating loss carry forwards is not limited unless a substantial ownership change occurs in the future.

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

                                BIO-PLEXUS, INC.

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

     On July 19, 1999, at the Annual Meeting of Shareholders, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 18,000,000 to 25,000,000. On July 20, 1998, at the Annual Meeting of Shareholders, the Company increased the authorized number of shares of common stock from 15,000,000 to 18,000,000 and amended its Certification of Incorporation to include the elimination of the Class A Common Stock and the elimination of the Series A Preferred Stock.

     On September 11, 1998, a member of the Company's board of directors and shareholder invested $250,000 in exchange for 124,378 shares of common stock issued at $2.01 per share.

     On November 10, 1998, a member of the Company's board of directors invested $1,000,000 in exchange for 510,000 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

     On January 4, 1999, a member of the Company's board of directors and existing shareholder invested $1,000,000 in exchange for 502,500 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

     On March 24, 1999, a member of the Company's board of directors and existing shareholder invested $100,000 in exchange for 47,058 shares of common stock.

     In connection with the issuance of the 6% Convertible Debentures on March 24, 1999 (see Note 5), approximately $121,000 was allocated to common stock during 1999 to reflect the intrinsic value of the conversion feature of the Debentures. This amount was calculated at the commitment date as the difference between the most beneficial conversion price and the then fair value of the common stock. The corresponding debt discount was charged to interest expense. During 1999, the holder of the Debentures converted a total of approximately $1,167,000 of the outstanding principal balance into 391,120 shares of common stock.

     On April 15, 1999, the holders of $300,000 term notes converted the notes in their entirety into 153,633 shares of the Company's common stock.

     On May 3, 1999, an officer of the Company exercised an option to purchase 30,000 shares of common stock at an exercise price of $2.75 per share.

     On September 19, 1999, an officer and existing shareholder of the Company exercised a warrant to purchase 125,000 shares of common stock in a cashless transaction in exchange for 67,470 shares of common stock.

  Class A Common

     During 1992, 10,000 shares each of Class A common stock was awarded to two principal officers of the Company and entitled them to 500 votes for each share of Class A common stock held on any matter submitted to the shareholders of the Company for action. The Class A Common Stock was mandatorily redeemable by the Company on January 1, 1998, and cash payments in the amounts of $10,000 were made to each of two individuals during the second quarter of 1998.

  Warrants

     In September 1992, the Company granted warrants to purchase 125,000 shares of common stock at $6 per share to each of its two principal officers. These warrants are exercisable for a period of five years from the

                                BIO-PLEXUS, INC.

date of grant. On July 24, 1997, the warrant exercise period was extended to September 19, 1999. On September 1, 1998, one of the officers exercised the warrant in a cashless exercise in exchange for 78,559 shares of common stock. On September 19, 1999 the second officer exercised the warrant in a cashless exercise in exchange for 67,470 shares of common stock.

     On April 30, 1993, the Company entered into a $2,000,000 sale-leaseback agreement with a lessor primarily to finance the purchase and construction of needle assembly machines and production molds. As an inducement, the Company issued the lessor and its affiliate warrants to purchase up to 47,500 shares of common stock at $9 per share. The warrants are exercisable through April 30, 2000.

     On July 27, 1993, the Company and the Connecticut Development Authority ("CDA"), an instrumentality of the State of Connecticut, entered into a $1,000,000 loan agreement, of which $600,000 was advanced in 1993. As an inducement, the Company issued the CDA a warrant to purchase 100,200 shares of common stock at $9 per share ("1993 CDA Warrant"). The 1993 CDA Warrant is exercisable through August 1, 2000. The CDA may require the Company to purchase the 1993 CDA Warrant at any time between July 27, 1998 and August 1, 2000 at a price of $3.40 per share.

     On October 28, 1993, the Company and a lessor agreed to a $575,000 increase in a sale-leaseback agreement for certain machinery and molds. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 11,876 shares of common stock at $9 per share. The warrants are exercisable through December 1, 2000.

     In connection with the sale of $4,858,000 of unsecured term notes in 1993 through February 15, 1994 (see Note 5), the Company issued warrants to purchase 539,810 shares of common stock at $9 per share. On January 16, 1997, the Company advised certain holders of warrants that it was reducing the exercise price from $9.00 to $7.00 on warrants issued with the unsecured term notes. At the same time, the Company advised the warrant holders that if the warrants were exercised into shares of common stock by simultaneously surrendering the related unsecured term notes, the Company would make payments in lieu of interest through 1997 at a rate of 8%. As a result of the transaction, warrant holders surrendered approximately $2,184,000 of the term notes, and exercised warrants for 311,967 shares of common stock. A one-time charge of $640,000 resulted in 1997 due to the reduction in the warrant exercise price and cash payments in lieu of interest through 1997. The warrants were exercisable until December 31, 1998. No warrants were exercised during 1998, and on December 31, 1998, the balance of the warrants expired.

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

     On March 7, 1995, the Company issued the CDA warrants to purchase 40,000 shares of common stock at $14.66 per share ("1995 CDA Warrant") in connection with a $2,500,000 loan from the CDA. The fair value of the warrants on the date of issuance of $204,000 was recorded as a discount on the debt and a corresponding increase to common stock. The warrants are exercisable through March 6, 2002.

     On June 15, 1995, as an inducement for a sale-leaseback commitment with an equipment leasing company (see Note 5), the Company issued warrants to purchase 6,355 shares of common stock at an exercise price of $13.63 per share with an exercise period of five years.

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

     On August 4, 1995 the Company sold to certain investors in a private placement $4,000,000 of notes with detachable warrants for common stock. The 161,551 Private Placement Warrants are exercisable at $12.38 per share. They are not exercisable until the first anniversary of issuance and expire on the fifth anniversary of issuance. On January 29, 1997, certain warrants related to these Private Placement Notes were exercised for 35,714 shares of common stock at an exercise price of $7 per common share. Net proceeds to the Company as a result of the exercise were $250,000.

     On August 7, 1995, the Company received a commitment to provide $1,000,000 of additional financing from one of its equipment lenders. As an inducement to obtain the commitment, the Company granted warrants to purchase 12,255 shares of Common Stock at an exercise price of $12.24 per share. The warrants are exercisable from August 7, 1996 through August 6, 2003.

     On June 28, 1996, as an inducement for a sale-leaseback commitment with an equipment leasing company (see Note 5), the Company issued warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years.

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

     On January 4, 1999, a member of the Company's board of directors and existing shareholder invested $1,000,000 in exchange for 502,500 shares of common stock and 75,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 per share.

     On April 27, 1999, in connection with the issuance of the 6% Convertible Debentures (see Note 5), the Company granted to the holder of the Debentures a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $3.38 per share.

     On April 27, 1999, the Company granted warrants to certain investment banking firms and professionals to purchase an aggregate of 28,572 shares of the Company's common stock at an exercise price of $4.38 per share and an aggregate of 56,547 shares of the Company's common stock at an exercise price of $3.54 per share. The warrants are exercisable through April 27, 2004.

     On October 18, 1999, the Company granted warrants to purchase 15,000 shares of the Company's common stock to its Chairman of the Board. The warrants are exercisable through October 18, 2004 at an exercise price of $3.81.

                                BIO-PLEXUS, INC.

     Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to the Purchasers the First Bridge Note. In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note the Company also issued to the Purchasers (i) the $3 Warrants and (ii) the $5 Warrants. At the Purchaser's election and contingent upon the satisfaction of certain criteria at the closing of the Permanent Financing, or within six months and one day thereafter, the exercise price of the $3 Warrants will increase to $4.00 per share of Common Stock. The exercise price of the $5 Warrants will increase to $7.00 per share of Common Stock upon the earlier of the closing of the Permanent Financing and October 21, 2000. The $5 Warrants contain a net-exercise provision.

     Pursuant to the provisions of certain of the warrant documents, the Company must recalculate the number of shares and exercises prices of the warrants if the Company subsequently issues shares of stock at prices lower than the original exercise prices of the warrants. Because the Company has issued shares below the warrant exercises prices of certain of the above warrants, a recalculation was performed as of December 31, 1999. This recalculation resulted in 267,712 additional warrants outstanding with adjusted exercise prices ranging from $3.30 to $8.46.

     The Company has reserved shares of common stock as follows:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Warrants...........................................   3,957,704         850,693
Stock Options......................................     809,083         842,000
                                                      ---------       ---------
                                                      4,766,787       1,692,693
                                                      =========       =========

8. STOCK PLAN

     The Company established the 1991 Long Term Incentive Plan (the "Plan") under which the Board of Directors may grant awards to employees and directors of the Company. Awards will be granted at the fair value of the common stock at the time of grant, as determined by the Board of Directors. Awards under the Plan may be made in a variety of forms, including stock options, incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) and restricted stock. Stock appreciation rights may accompany stock options, and restricted stock may be accompanied by grants of performance shares. All awards under the Plan have been stock options. Such options generally vest over a period of three to five years and are exercisable over a period of ten years from the date of grant.

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

     A summary of stock option activity under the Plan is as follows:

                                                       NUMBER OF     EXERCISE
                                                        OPTIONS        PRICE
                                                       ---------    -----------
Outstanding at December 31, 1996.....................   326,100
Granted -- 1997......................................   189,800     4.00 - 9.50
Canceled -- 1997.....................................   (53,750)           9.25
Exercised -- 1997....................................   (36,000)           1.38
                                                       --------

                                BIO-PLEXUS, INC.

                                                       NUMBER OF     EXERCISE
                                                        OPTIONS        PRICE
                                                       ---------    -----------
Outstanding at December 31, 1997.....................   426,150

Granted -- 1998......................................   192,500     4.00 - 4.75
Canceled -- 1998.....................................  (168,750)    4.00 - 9.25
Exercised -- 1998....................................   (21,000)           1.38
                                                       --------
Outstanding at December 31, 1998.....................   428,900

Granted -- 1999......................................   153,000     2.16 - 2.56
Canceled -- 1999.....................................    (6,833)    2.75 - 9.25
Exercised -- 1999....................................   (32,917)           2.75
                                                       --------
Outstanding at December 31, 1998.....................   542,150
                                                       ========

     There are 483,816 stock options exercisable under the Plan at December 31, 1999.

     The following summarizes additional information about stock options outstanding at December 31, 1999:

              OPTIONS
            OUTSTANDING                                       OPTIONS
           --------------    WEIGHTED                       EXERCISABLE
               NUMBER         AVERAGE                          NUMBER
           OUTSTANDING AT    REMAINING       WEIGHTED      EXERCISABLE AT      WEIGHTED
EXERCISE    DECEMBER 31,    CONTRACTUAL      AVERAGE        DECEMBER 31,       AVERAGE
 PRICE          1999           LIFE       EXERCISE PRICE        1999        EXERCISE PRICE
--------   --------------   -----------   --------------   --------------   --------------
  1.38         23,000          1.42            1.38            23,000            1.38
  2.16        150,000          9.25            2.16           150,000            2.16
  2.56          3,000          9.25            2.56                --            2.56
  2.75        343,650          7.11            2.75           288,316            2.75
  6.00         22,500          2.67            6.00            22,500            6.00
              -------                                         -------
              542,150                                         483,816
              =======                                         =======

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

     Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss per share would have been as follows:

                                                YEAR ENDED           YEAR ENDED
                                             DECEMBER 31, 1999    DECEMBER 31, 1998
                                             -----------------    -----------------
Net loss:
  As reported..............................     $(5,233,000)         $(2,960,000)
  Pro forma under FAS 123..................     $(7,338,000)         $(3,137,000)
Net loss per share:
  As reported..............................            (.39)                (.24)
  Pro forma under FAS 123..................            (.54)                (.26)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted from 1995 to 1999: dividend yield of 0%, risk

                                BIO-PLEXUS, INC.

free interest rate ranged from 5.4% to 6.23%, expected volatility factor ranged from 114% to 118%, and an expected option term of ten years.

     On January 20, 1999, the Board of Directors voted favorably to reduce the exercise prices effective on March 15, 1999 on existing employee stock options awarded under the 1991 Long Term Incentive Plan to $2.75 per share. This reduction was made in an effort to more appropriately value the options given the decline in the Company's stock price since the original grant dates.

     At the Annual Meeting of Shareholders in 1997, the shareholders approved the adoption of the 1995 Non-Employee Director's Stock Option Plan (the "Directors' Plan"). The Directors' Plan includes 50,000 shares of common stock reserved for issuance to non-employee directors. Eligible directors will receive options for 1,000 shares of common stock upon their election and subsequent reelection. Current non-employee directors received an option for 1,000 shares for each calendar year they served as a director prior to the adoption of the Directors' Plan. All options granted vest one year after the grant and have an exercise price equal to the fair market value of the shares at the time of the grant.

     A summary of the stock option activity under the Plan is as follows:

                                                       NUMBER OF      EXERCISE
                                                        SHARES         PRICE
                                                       ---------    ------------
Outstanding at December 31, 1996.....................   18,000
Granted -- 1997......................................    5,000              3.00
                                                        ------
Outstanding at December 31, 1997.....................   23,000
Granted -- 1998......................................    5,000       3.00 - 3.25
Canceled -- 1998.....................................   (7,000)     3.00 - 11.75
                                                        ------
Outstanding at December 31, 1998.....................   21,000
Granted -- 1999......................................    3,000              4.25
Canceled -- 1999.....................................   (1,000)             3.25
                                                        ------
Outstanding at December 31, 1999.....................   23,000
                                                        ======

9. LEASES

     At December 31, 1999, the Company was committed under operating leases. Minimum lease payments under these noncancelable leases in the next five years are: 2000 -- $38,000; 2001 -- $11,000; thereafter -- $0. Rent expense was
$306,000 in 1997, $191,000 in 1998, and $62,000 in 1999.

10. COMMITMENTS AND CONTINGENCIES

     As of December 31, 1999 the Company had capital expenditure purchase commitments outstanding of approximately $716,000, which were comprised of new machinery & equipment and tooling for production of product.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying amount for accounts receivable, note payable, accounts payable, accrued expenses, product replacement costs and deferred revenues are deemed reasonable because of the short-term nature of these items.

                                BIO-PLEXUS, INC.

     The following table represents the fair value of the Company's long-term debt. Such values are estimated based upon the current rates that would be offered to the Company on similar debt.

        DECEMBER 31, 1999              DECEMBER 31, 1998
---------------------------------   -----------------------
      CARRYING            FAIR       CARRYING       FAIR
       AMOUNT            VALUE        AMOUNT       VALUE
---------------------  ----------   ----------   ----------
$2,192,000             $1,740,000   $2,305,000   $1,963,000

12. LICENSING AND DISTRIBUTION AGREEMENTS

     On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJM") of Arlington, Texas. Under the terms of the agreements, the Company would develop and manufacture safety needle assemblies for JJM utilizing its self-blunting technology, which would be used by JJM, under an exclusive world-wide license granted by the Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in licensing fees and funding to complete the development of the safety needle assemblies and for the development of the manufacturing equipment and tooling. JJM agreed to acquire initial production equipment and tooling which was completed in 1998. During 1997, $1,500,000 in licensing fee revenue was recognized. Development funding of $841,000 and $559,000 were recognized as a reduction in research and development expenses during 1998 and 1997, respectively.

     On April 9, 1998, the Company amended the Development and License Agreement and canceled the Supply Agreement with JJM. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The $3,500,000 payment was recorded as deferred revenue and $875,000 and $2,625,000 was recognized into income during 1999 and 1998, respectively. The revised agreement also provided for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties. Capital equipment sales to JJM amounted to approximately $164,000 during 1999.

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

     In October 1998, the Company entered in to a distribution agreement with Fisher HealthCare of Houston, Texas, the second largest operating unit of Fisher Scientific. Fisher Scientific provides more than 245,000 products and services to research, healthcare, industrial, educational and government customers in 145 countries. The distribution agreement allows Fisher HealthCare to purchase and distribute all of the Bio-Plexus blood collection products.

     On October 6, 1998 the Company entered into a non-exclusive supply and distribution agreement for the United States and Canada with Graphic Controls Corporation (subsequently known as Kendall Healthcare Products Company ("Kendall")), a subsidiary of Tyco and a major supplier of sharps containers in the United States. The agreement allows Kendall to purchase and distribute Bio-Plexus Drop-It(R) Needle Disposal Containers and Drop-It(R) Quick Release Needle Holders. The agreement has an initial term of three years, and shall be automatically renewed for an additional year, unless either party notifies the other of its intent not to renew.

                                BIO-PLEXUS, INC.

     On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter ("PICC") introducer with TFX Medical ("TFX"), a division of Teleflex Incorporated, a supplier of PICC introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company would design and develop safety needle assemblies to be used with the TFX peelable catheter, and would modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement included additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers. In the first quarter of 2000, the Company completed its obligations under the Design, Development and Asset Transfer Agreements.

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

     Information with respect to each of the Company's business segments is as follows:

  Segment Revenue

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Safety Medical Products and Accessories........  $5,449,000    $3,636,000    $3,542,000
Joint Venture Design & Development.............   1,575,000     5,671,000     1,500,000
                                                 ----------    ----------    ----------
Total Consolidated Revenue.....................  $7,024,000    $9,307,000    $5,042,000
                                                 ==========    ==========    ==========

  Major Customers

     The Company had one customer in the Safety Medical Products and Accessories segment, a domestic distributor of product, which accounted for approximately 52%, 31% and 48% of consolidated revenues for 1999, 1998 and 1997, respectively. Another domestic distributor of product in this segment accounted for approximately 13% of consolidated revenues for 1999. The Company had export sales in this segment of approximately $548,000 in 1999, $260,000 in 1998, and $385,000 in 1997.

     The Company had one customer in the Joint Venture Design & Development segment which accounted for approximately 18%, 60% and 30% of consolidated revenues in 1999, 1998 and 1997, respectively.

                                BIO-PLEXUS, INC.

  Segment Operating Profit (Loss)

                                                1999           1998            1997
                                             -----------    -----------    ------------
Safety Medical Products and Accessories....  $ 2,289,000    $   435,000    $ (1,441,000)
Joint Venture Design & Development.........    1,706,000      3,361,000         173,000
                                             -----------    -----------    ------------
Total Consolidated Operating Profit
  (Loss)...................................    3,995,000      3,796,000      (1,268,000)
                                             -----------    -----------    ------------
Selling, General and Administrative
  Expenses.................................   (4,937,000)    (4,310,000)     (6,500,000)
Other......................................   (1,924,000)    (1,857,000)       (758,000)
Financing Expenses.........................   (2,367,000)      (589,000)     (3,786,000)
                                             -----------    -----------    ------------
Net Loss...................................  $(5,233,000)   $(2,960,000)   $(12,312,000)
                                             ===========    ===========    ============

     For the Safety Medical Products and Accessories segment, operating profit
(loss) consists of total revenues less cost and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less costs and expenses and research and development expenses.

  Segment Capital Expenditures

                                                        1999       1998        1997
                                                      --------    -------    --------
Safety Medical Products and Accessories.............  $501,000    $82,000    $718,000
Joint Venture Design & Development..................        --         --          --
                                                      --------    -------    --------
Total Consolidated Capital Expenditures.............  $501,000    $82,000    $718,000
                                                      ========    =======    ========

     Net identifiable assets related to Safety Medical Products and Accessories were $2,198,000, $2,343,000, and $4,321,000 at December 31, 1999, 1998 and 1997,
respectively. Depreciation expense related to these assets was $269,000, $729,000, and $1,091,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Due to the "service" nature of the Joint Venture Design and Development segment, identifiable assets were not material for the periods presented.

14. PRODUCT RECALL

     During the fourth quarter of 1998, the Company recalled certain of its blood collection needle products due to mislabeling pertaining to the shelf-life of certain product manufactured during the latter part of 1996 and in 1997. The number of units was estimated to be approximately 1,600,000 units, of which 1,333,000 units were located at a foreign distributor. Domestically, replacement product was shipped to customers, or credit was granted towards future product shipments. These costs were recorded in cost of goods sold during the fourth quarter of 1998. The Company agreed to ship replacement product to its foreign distributor regarding the product in Europe. The total estimated cost of the product in Europe was approximately $222,000, and was recorded as cost of goods sold expense in the fourth quarter of 1998 with a corresponding short-term liability recorded on the Company's balance sheet. Ultimately, the Company replaced the product at its distributor in Europe. Total costs related to the recall were approximately $275,000.

15. SUBSEQUENT EVENTS

     In January 2000, the Company entered into a distribution agreement with Owens & Minor, a major distributor of medical products to hospitals through the United States. Owens & Minor, a Fortune 500 company headquartered in Richmond, Virginia, is a distributor of national brand medical and surgical supplies. The company's distribution centers serve hospitals, integrated healthcare systems and group purchasing organizations nationwide. The distribution agreement allows Owens & Minor to purchase and distribute all of the Bio-Plexus blood collection products.

                                BIO-PLEXUS, INC.

     On February 21, 2000, the Company entered into a distribution agreement with McKessonHBOC Medical Group of Richmond, Virginia. McKessonHBOC's Supply Management Business is a distributor of medical-surgical supplies to more than 5,000 hospitals nationwide. The agreement allows McKessonHBOC to purchase and distribute the Company's products on a non-exclusive basis without territorial limitations or restrictions. The agreement is in effect for a period of five years and shall continue automatically in effect for successive terms of five years each until terminated by either party.

     On February 29, 2000, a director of the Company effected a net exercise of 180,000 stock options in exchange for 63,625 shares of common stock.

     On January 5, 2000, the Company issued to the Purchasers a 15% non-convertible secured note in the aggregate principal amount of $1.65 million (the "Second Bridge Note"). In connection with the issuance of the Second Bridge Note the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 200,000 shares of Common Stock at an initial exercise price of $3.00 per share (the "Second Bridge Warrants"). The Second Bridge Warrants contain a net-exercise provision.

     On April 3, 2000, the Company issued to the Purchasers a 15% non-convertible secured note in the aggregate principal amount of $2.2 million (the "Third Bridge Note"). No warrants or convertible securities were issued in connection with the Third Bridge Note. The First Bridge Note, the Second Bridge Note and the Third Bridge Note are collectively referred to as the "Bridge Notes". The issuance of the Bridge Notes, the First Bridge Warrants and the Second Bridge Warrants are collectively referred to as the "Bridge Transactions".

     The Bridge Notes are not convertible into shares of Common Stock and are required to be paid-in-full (together with accrued interest) at the closing of the Permanent Transaction.

                                 EXHIBIT INDEX

EXHIBIT
 INDEX
  NO.                      DESCRIPTION                             METHOD OF FILING
-------      ---------------------------------------    ---------------------------------------
  1.2        Form of Advest, Inc. Warrant...........    Incorporated by reference to Exhibit
                                                        1.2 to the Registrant's registration
                                                        statement on Form S-1 filed on April 1,
                                                        1994 (File No. 33-77202).
  1.3        Form of Advest, Inc. Registration
             Rights Agreement.......................    Incorporated by reference to Exhibit
                                                        1.3 to the Registrant's registration
                                                        statement on Form S-1 filed on April 1,
                                                        1994 (File No. 33-77202).
  3.1        Certificate of Incorporation of the
             Company, as amended....................    Incorporated by reference to Exhibit
                                                        3.1 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended September 30, 1998 (File No.
                                                        0-24128).
  3.2        Bylaws of the Company, as amended......    Incorporated by reference to Exhibit
                                                        3.2 to the Registrant's Annual Report
                                                        on Form 10-K filed on April 13, 1998
                                                        (File No. 0-24128).
 10.3        Master Lease Agreement, dated April 30,
             1993, between the Company and Aberlyn
             Capital Management and its Affiliate,
             Aberlyn................................    Incorporated by reference to Exhibit
                                                        10.3 to the Registrant's registration
                                                        statement on Form S-1 filed on April 1,
                                                        1994 (File No. 33-77202).
 10.4        Purchase and Sale Agreement, as
             amended, for 129 Reservoir Road,
             Vernon, Connecticut, dated October 28,
             1994, between the Company and Victor
             and Margaret DeMattia..................    Incorporated by reference to Exhibit
                                                        10.4 to the Registrant's Annual Report
                                                        on Form 10-K filed on March 30, 1995
                                                        (File No. 0-24128).
 10.6        Marketing and Distribution Agreement
             dated March 16, 1995, between the
             Company and Allegiance.................    Incorporated by reference to Exhibit
                                                        10.6 to the Registrant's Amendment No.
                                                        2 to Annual Report on Form 10-K filed
                                                        on June 30, 1995 (File No. 0-24128).
 10.7        1991 Long-Term Incentive Plan..........    Incorporated by reference to Exhibit
                                                        10.7 to the Registrant's Amendment No.
                                                        2 to Annual Report on Form 10-K filed
                                                        on June 30, 1995 (File No. 0-24128).
 10.12       Master Equipment Lease Agreement dated
             as of March 8, 1995, between the
             Company and Financing for Science
             International, Inc. ...................    Incorporated by reference to Exhibit
                                                        10.12 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on June 30, 1995 (File No.
                                                        0-24128).
 10.13       1995 Non-Employee Directors' Stock
             Option Plan............................    Incorporated by reference to Exhibit
                                                        10.13 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on June 30, 1995 (File No.
                                                        0-24118).

EXHIBIT
 INDEX
  NO.                      DESCRIPTION                             METHOD OF FILING
-------      ---------------------------------------    ---------------------------------------
 10.15       Letter Agreement with Aberlyn Capital
             Management Limited Partnership.........    Incorporated by reference to Exhibit
                                                        10.15 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on June 30, 1995 (File No.
                                                        0-24128).
 10.16       Employment Agreement dated January 13,
             1997 between the Company and Lucio
             Improta................................    Incorporated by reference to Exhibit
                                                        10.15 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on March 31, 1997 (File No.
                                                        0-24128).
 10.17       Term Sheet dated August 1, 1997
             describing arrangement between the
             Company and Ronald Haverl..............    Incorporated by reference to Exhibit
                                                        10.17 to the Registrant's Annual Report
                                                        on Form 10-K/A filed on April 30, 1998
                                                        (File No. 0-24128).
 10.18       Development and License Agreement dated
             January 28, 1997 by and between the
             Company and Johnson & Johnson Medical,
             Inc. ..................................    Incorporated by reference to Exhibit
                                                        10.18 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on September 30, 1998 (File No.
                                                        0-24128).
 10.19       Supply Agreement dated January 28, 1997
             by and between the Company and Johnson
             & Johnson Medical, Inc. ...............    Incorporated by reference to Exhibit
                                                        10.18 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on September 30, 1998 (File No.
                                                        0-24128).
 10.20       Term Promissory Note issued to Carl R.
             Sahi*..................................    Incorporated by reference to Exhibit
                                                        10.20 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on September 30, 1998 (File No.
                                                        0-24128).
 10.21       Warrant for shares of common stock
             issued to Carl R. Sahi*................    Incorporated by reference to Exhibit
                                                        10.21 to the Registrant's Quarterly
                                                        Report on Form 10-Q for the quarter
                                                        ended on September 30, 1998 (File No.
                                                        0-24128).
 10.22       Subscription Agreement dated April 27,
             1999 by and between the Company and
             Ramius Capital Group, LLC..............    Incorporated by reference to Exhibit
                                                        10.22 to the Registrant's Form S-3
                                                        filed on May 18, 1999 and amended on
                                                        June 23, 1999, July 30, 1999, August
                                                        24, 1999 and September 15, 1999 (File
                                                        No. 333-79671).
 10.23       Form of Debenture dated April 27, 1999
             by and between the Company and Ramius
             Capital Group, LLC.....................    Incorporated by reference to Exhibit
                                                        10.23 to the Registrant's Form S-3
                                                        filed on May 18, 1999 and amended on
                                                        June 23, 1999, July 30, 1999, August
                                                        24, 1999 and September 15, 1999 (File
                                                        No. 333-79671).

EXHIBIT
 INDEX
  NO.                      DESCRIPTION                             METHOD OF FILING
-------      ---------------------------------------    ---------------------------------------
 10.23a      Letter Agreement dated September 13,
             1999 between the Company and Ramius
             Capital Group, LLC.....................    Incorporated by reference to Exhibit
                                                        10.23a to the Registrant's Form S-3
                                                        filed on May 18, 1999 and amended on
                                                        June 23, 1999, July 30, 1999, August
                                                        24, 1999 and September 15, 1999 (File
                                                        No. 333-79671).
 10.24       Form of Warrant granted by the Company
             to Ramius Capital Group, LLC...........    Incorporated by reference to Exhibit
                                                        10.24 to the Registrant's Form S-3
                                                        filed on May 18, 1999 and amended on
                                                        June 23, 1999, July 30, 1999, August
                                                        24, 1999 and September 15, 1999 (File
                                                        No. 333-79671).
 10.25       Registration Rights Agreement by and
             between the Company and Ramius Capital
             Group, LLC.............................    Incorporated by reference to Exhibit
                                                        10.25 to the Registrant's Form S-3
                                                        filed on May 18, 1999 and amended on
                                                        June 23, 1999, July 30, 1999, August
                                                        24, 1999 and September 15, 1999 (File
                                                        No. 333-79671).
 10.30       7.5% Secured Note dated as of October
             21, 1999 between the Company and
             Appaloosa Investment Limited
             Partnership I, L.P.....................    Filed with this Report.
 10.30(1a)   First Amendment to 7.5% Secured Note
             dated as of December 30, 1999..........    Filed with this Report.
 10.30(2a)   Second Amendment to 7.5% Secured note
             dated as of April 3, 2000..............    Filed with this Report.
 10.31       Form of Warrant to Purchase Shares of
             Common Stock of the Company at a
             Purchase Price of $3.00 per Share......    Filed with this Report.
 10.32       Form of Warrant to Purchase Shares of
             Common Stock of the Company at a
             Purchase Price of $5.00 per Share......    Filed with this Report.
 10.33       Form of Convertible Note Purchase
             Agreement..............................    Filed with this Report.
 10.34       Form of Warrant to Purchase Shares of
             Common Stock of the Company at a
             Purchase Price of $7.00 per Share......    Filed with this Report.
 10.35       Registration Rights Agreement between
             the Company, Appaloosa Investment
             Limited Partnership I, L. P. and
             certain entities related thereto.......    Filed with this Report.
 10.36       Form of Rollover Registration Rights
             Agreement..............................    Filed with this Report.
 10.37       Security Agreement between the Company
             and Appaloosa Investment Limited
             Partnership I, L.P. ...................    Filed with this Report.
 10.38       Letter Agreement dated October 21, 1999
             between the Company and Appaloosa
             Investment Limited Partnership I,
             L.P....................................    Filed with this Report.
 10.39       Form of Warrant to Purchase Shares of
             Common Stock of the Company at a
             Purchase Price of $3.00 per Share......    Filed with this Report.
 10.40       15% Secured Note dated as of January 5,
             2000 between the Company and Appaloosa
             Investment Limited Partnership I,
             L.P....................................    Filed with this Report.

EXHIBIT
 INDEX
  NO.                      DESCRIPTION                             METHOD OF FILING
-------      ---------------------------------------    ---------------------------------------
 10.40(1a)   First Amendment to 15% Secured Note
             dated as of April 3, 2000 between the
             Company and Appaloosa Investment
             Limited Partnership I, L.P.............    Filed with this Report.
 10.41       Form of Warrant to Purchase Shares of
             Common Stock of the Company............    Filed with this Report.
 10.42       15% Secured Note dated as of April 3,
             2000 between the Company and Appaloosa
             Investment Limited Partnership I,
             L.P....................................    Filed with this Report.
 10.43       Letter Agreement dated as of April 3,
             2000 between the Company and Appaloosa
             Investment Limited Partnership I,
             L.P....................................    Filed with this Report.
 23          Consent of Mahoney, Sabol & Company,
             LLP....................................    Filed with this report.
 27          Financial Data Schedule................    Filed with this report.

---------------
* This exhibit is a management contract or employment contract required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).