Form 10-Q
period 2000-03-31
BIO PLEXUS INC
filed 2000-05-15
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
Mark
One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares Outstanding
Class of Common Stock                                    as of May 5, 2000
Common Stock, no par value                                  14,541,628

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                                                                     PAGE
PART I.           FINANCIAL INFORMATION
    Item 1.    Financial Statements

               Condensed Balance Sheets at March 31, 2000
               (unaudited) and December 31, 1999                                                                        1

               Condensed Statements of Operations (unaudited) for the three months
               ended March 31, 2000 and 1999                                                                            2

               Condensed Statements of Cash Flows (unaudited) for the three months
               ended March 31, 2000 and 1999                                                                            3

               Notes to Condensed Financial Statements                                                                  4

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                                      9


PART II.       OTHER INFORMATION

    Item 2.    Changes in Securities                                                                                   12

    Item 4.    Submission of Matters to a Vote of Security Holders                                                     13

    Item 6.    Exhibits and Reports on Form 8-K                                                                        14

SIGNATURES                                                                                                             16

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                      MARCH 31,          DECEMBER 31,
                                                                        2000                1999
                                                                     (UNAUDITED)
                                                                     ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $  1,219,000        $    867,000
     Accounts receivable                                                  408,000             908,000
     Inventories:
         Raw materials                                                    469,000             621,000
         Work-in-process                                                1,107,000             474,000
         Finished goods                                                 1,129,000           1,167,000
                                                                     ------------        ------------
                                                                        2,705,000           2,262,000
                                                                     ------------        ------------
     Other current assets                                                 194,000             173,000
                                                                     ------------        ------------
         Total current assets                                           4,526,000           4,210,000
                                                                     ------------        ------------



Fixed assets, net                                                       4,514,000           4,384,000

Deferred debt financing expenses                                          768,000             465,000
Patents, net of amortization                                              340,000             335,000
Other assets                                                              253,000             253,000
                                                                     ------------        ------------
                                                                     $ 10,401,000        $  9,647,000
                                                                     ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                               $    716,000        $    899,000
     Note payable                                                       4,235,000           1,340,000
     Accounts payable and accrued expenses                              1,281,000             786,000
     Accrued interest payable                                             233,000              55,000
     Accrued vacation                                                     224,000             202,000
     Other accrued employee costs                                         142,000             226,000
                                                                     ------------        ------------
         Total current liabilities                                      6,831,000           3,508,000
                                                                     ------------        ------------

Long-term debt, net                                                     1,800,000           2,262,000
Redeemable common stock warrants                                          149,000             149,000
Commitments and contingencies (Note 4)                                         --                  --

Shareholders' equity:
     Convertible preferred stock, no par value, 3,000,000
       authorized, no shares issued and outstanding                            --                  --
     Common stock, no par value, 25,000,000 authorized,
       14,389,979 and 14,083,807 shares issued and outstanding         72,565,000          71,833,000
     Accumulated deficit                                              (70,944,000)        (68,105,000)
                                                                     ------------        ------------
         Total shareholders' equity                                     1,621,000           3,728,000
                                                                     ------------        ------------
                                                                     $ 10,401,000        $  9,647,000
                                                                     ============        ============




The accompanying notes are an integral part of these condensed financial statements.

                            BIO-PLEXUS, INC

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                             THREE MONTHS ENDED MARCH 31,
                                                           --------------------------------

                                                               2000                1999
                                                           ------------        ------------

Revenue:
  Product                                                  $  1,408,000        $  1,169,000
  Services                                                       34,000           1,145,000
  Licensing fees (Note 6)                                       100,000                  --
                                                           ------------        ------------
       Total revenue                                          1,542,000           2,314,000
                                                           ------------        ------------

Operating costs and expenses:
  Product                                                       748,000             830,000
  Services                                                       29,000              17,000
  Research and development                                      323,000             304,000
  Selling, general and administrative                         1,574,000           1,104,000
                                                           ------------        ------------
       Total operating costs and expenses                     2,674,000           2,255,000
                                                           ------------        ------------

Operating (loss) profit                                      (1,132,000)             59,000

Financing expenses:
  Amortization of deferred debt financing                        61,000               2,000
  Interest expense                                            1,682,000              88,000
  Other income                                                  (36,000)            (34,000)
                                                           ------------        ------------
       Total financing expenses                               1,707,000              56,000
                                                           ------------        ------------

Net (loss) profit                                          $ (2,839,000)       $      3,000
                                                           ============        ============

Net loss per share of common stock:
  Basic and diluted                                        $      (0.20)       $       0.00
                                                           ============        ============

Weighted average common shares outstanding (Note 2):
   Basic                                                     14,213,151          13,289,361
   Diluted                                                   14,213,151          13,322,396



The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                          2000               1999
                                                                       -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                      $(2,839,000)       $     3,000
Adjustments to reconcile net loss to cash used
 by operating activities:
      Depreciation and amortization                                        131,000            143,000
      Amortization of deferred debt financing expenses                      61,000              2,000
      Amortization of debt discount                                      1,444,000              4,000
      Decrease (increase) in assets:
         Accounts receivable                                               500,000            202,000
         Inventories                                                      (443,000)           227,000
         Other current assets                                              (21,000)                --
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                             495,000             26,000
         Accrued interest payable                                          178,000            (16,000)
         Accrued vacation and other accrued employee costs                 (62,000)           (78,000)
         Accrued product replacement costs                                      --            (80,000)
         Decrease in deferred revenue (Note 6)                                  --           (875,000)
      Other                                                                  7,000             42,000
                                                                       -----------        -----------
           Net cash used in operating activities                          (549,000)          (400,000)
                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                                                 (255,000)                --
Long-term investments (Note 3)                                                  --            627,000
Cost of patents                                                            (11,000)           (16,000)
                                                                       -----------        -----------
           Net cash (used in) provided by investing activities            (266,000)           611,000
                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (Note 3)                                     --          1,100,000
Proceeds from exercise of common stock options                              83,000                 --
Payments of deferred financing costs                                      (364,000)                --
Increase (Decrease) in notes payable (Note 3)                            1,650,000           (250,000)
Repayments of long-term debt (Note 3)                                     (202,000)        (1,071,000)
                                                                       -----------        -----------
           Net cash provided by (used in) financing activities           1,167,000           (221,000)
                                                                       -----------        -----------

           Net  increase (decrease) in cash and cash equivalents           352,000            (10,000)
           Cash and cash equivalents, beginning of
             period                                                        867,000            535,000
                                                                       -----------        -----------
           Cash and cash equivalents, end of period                    $ 1,219,000        $   525,000
                                                                       ===========        ===========

Supplemental cash flow disclosures:
      Cash payments of interest                                        $    60,000        $   100,000
      Cash payments of income taxes                                    $        --        $     3,000
      Surrender of debt upon conversion to equity                      $   642,000        $        --


The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF  PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. In determining net loss per common share, common stock equivalents are excluded from the computation as their effect is anti-dilutive.

NOTE 3 - SIGNIFICANT CAPITAL TRANSACTIONS

Stock Options

      On February 29, 2000, a director of the Company effected a net exercise of stock options to purchase 180,000 shares of Common Stock in exchange for 63,625 shares of Common Stock.

      On March 9, 2000, an officer of the Company effected a net exercise of stock options to purchase 32,000 shares of Common Stock in exchange for 14,950 shares of Common Stock.

      During the first quarter of 2000, an employee exercised stock options to purchase 30,000 shares of Common Stock.

Convertible Debentures

      On April 27, 1999, the Company sold an aggregate principal amount of $2,500,000 of its 6% Convertible Debentures due June 30, 2004 (the "6% Debentures") to several purchasers (the "Debenture Holders"). The 6% Debentures are convertible at any time at the option of the Debenture Holders into shares of the Company's common stock at the lesser of a fixed conversion price of $3.06 per share (as may be adjusted from time to time) or a floating conversion price at the time of the conversion if the floating price is less than $3.06 per share (as may be adjusted from time to time). The 6% Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. The Company and the Debenture Holders have limited put and call options, respectively, for additional 6% Debentures. In connection with a subsequent financing with Appaloosa Management, L.P., the Company agreed not to exercise its put right under the 6% Debentures. During the ninety day period commencing April 27, 2000 the Debenture Holders have the right to cause the Company to issue to them up to $1,000,000 additional principal amount of the 6% Debentures. The 6% Debentures also included a warrant to purchase 500,000 shares of common stock at an exercise price of $3.38. As of March 31, 2000, the Debenture Holders had converted a total of $1,808,000 of the outstanding principal balance of the 6% Debentures into 600,747 shares of common stock.

Convertible Note Financing

     On September 21, 1999, the Company received a commitment from Appaloosa Management, L.P., of Chatham, New Jersey ("Appaloosa") for a total financing package of $17.5 million, comprised of (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the "Convertible Notes"), (ii) 250,000 shares of common stock, no par value (the "Common Stock") issued at a purchase price of $3.00 per share (the "Permanent Financing Shares") and (iii) nine-year warrants to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $7.00 per share (the "$7 Warrants" and, collectively with the Convertible Notes and the Permanent Financing Shares, the "Permanent Financing"). The Permanent Financing was consummated on April 28, 2000 after receipt of stockholder approval of the terms of the Permanent Financing and certain related matters.

Bridge Transactions

     Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to Appaloosa and entities affiliated therewith (the "Purchasers") a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the "First Bridge Note"). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note, the Company also issued to the Purchasers (i) a five-year warrant to purchase up to 1.0 million shares of Common Stock, at an initial exercise price of $3.00 per share (the "$3 Warrants") and (ii) a nine-year warrant to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants") (the $3 Warrants and $5 Warrants are collectively referred to herein as the "First Bridge Warrants"). At the Purchaser's election and upon the closing of the Permanent Financing, the exercise price of the $3 Warrants increased to $4.00 per share of Common Stock. The exercise price of the $5 Warrants increased to $7.00 per share of Common Stock upon the closing of the Permanent Financing. The $5 Warrants contain a net-exercise provision.

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

      The Bridge Notes were not convertible into shares of Common Stock and were paid-in-full (together with accrued interest in the amount of $265,000) at the closing of the Permanent Financing on April 28, 2000.

Permanent Financing

      In order to consummate the Permanent Financing, the Company was required by the rules of The NASDAQ Stock Market to obtain the approval of a majority of the Company's stockholders of the terms and conditions of the Permanent Financing. In addition, the Connecticut Business Corporation Act required that the Company obtain stockholder approval of (i) an amendment to the Company's certificate of incorporation (the "Charter Amendment") and (ii) an amendment to the Company's 1991 Long-Term Incentive Plan (the "Incentive Plan Amendment"). The Charter Amendment and the Incentive Plan Amendment were required by the terms of the Permanent Financing. The approval of the Company's stockholders of the terms of the Permanent Financing, the Charter Amendment and the Incentive Plan Amendment is collectively referred to as "Stockholder Approval".

      Coinciding with Stockholder Approval obtained on April 28, 2000, the Company issued to the Purchasers the Convertible Notes, the Permanent Financing Shares and the $7 Warrants. The Convertible Notes are convertible into shares of Common Stock at an initial conversion price of $3.00. The $7 Warrants contain a net-exercise provision.

     The Permanent Financing generated aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes and costs and expenses associated with the financing, the Company realized net proceeds of approximately $9.6 million which will be available, along with existing resources, for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

NOTE 4 - COMMITMENTS

         As of March 31, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $1,280,000 which were primarily comprised of machinery & equipment and tooling for the construction of its winged intravenous set production line.

NOTE 5 - SEGMENT FINANCIAL DATA

      The Company's operations consist of two worldwide business segments: (i) Safety Medical Products and Accessories and (ii) Joint Venture Design & Development. The Safety Medical Products and Accessories segment includes operations associated with the manufacture of blood collection needles, needle holders and needle disposal containers. The Joint Venture Design & Development segment includes operations associated with product design and development, product licensing, and the design, development and construction for machinery and tooling in connection with joint venture partners.

      Distinct reporting by such segments was deemed necessary by management based on the significance of reported revenues and expenses and the Company's intention to focus operating resources in both of these areas.

Information with respect to each of the Company's business segments is as follows:

Segment Revenue

                                                      Three Months Ended March 31,
                                              --------------------------------------------
                                                 2000             1999             1998
                                              ----------       ----------       ----------
Safety Medical Products and Accessories      $ 1,345,000       $1,145,000       $  891,000

Joint Venture Design & Development               197,000        1,169,000          651,000
                                              ----------       ----------       ----------

Total Consolidated Revenue                    $1,542,000       $2,314,000       $1,542,000
                                              ==========       ==========       ==========

Major Customers

      There were two customers, domestic distributors of the Company's products, Allegiance Healthcare and Fisher HealthCare, that exceeded 10% of the Company's Safety Medical Products and Accessories segment revenue for the periods presented. The loss of business of any of the foregoing customers could potentially have a material adverse effect on the business and prospects of the Company. In the Joint Venture Design & Development segment, Johnson and Johnson Medical, Inc. ("JJM") of Arlington, Texas and TFX Medical ("TFX"), a division of Teleflex Incorporated, contributed to more than 10% of the revenues for the periods presented. The following table represents the revenue associated with these major customers by segment:


                                                  THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------------
                                            2000             1999             1998
                                         ----------       ----------       ----------
TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and
Accessories                              $1,166,000       $  708,000       $  822,000
Joint Venture Design & Development          197,000        1,095,000          651,000

OTHER DOMESTIC SALES                        179,000          222,000           69,000

EXPORT SALES:
Safety Medical Products and
Accessories                                      --          289,000               --
Joint Venture Design & Development               --               --               --
                                         ----------       ----------       ----------

TOTAL CONSOLIDATED REVENUE               $1,542,000       $2,314,000       $1,542,000
                                         ==========       ==========       ==========


During the periods presented, there were no material intersegment revenues.

Segment Operating Profit (Loss)

                                                               THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------
                                                       2000               1999               1998
                                                   -----------        -----------        -----------
Safety Medical Products and Accessories            $   603,000        $   337,000        $    61,000
Joint Venture Design & Development                 $   162,000            826,000            251,000
                                                   -----------        -----------        -----------

Total Consolidated Operating Profit (Loss)             765,000          1,163,000            312,000
                                                   -----------        -----------        -----------
Selling, General and Administrative Expenses        (1,574,000)        (1,104,000)        (1,243,000)
Other                                                 (323,000)                --           (115,000)
Financing Expenses                                  (1,707,000)           (56,000)          (159,000)
                                                   -----------        -----------        -----------


Net Profit (Loss)                                  ($2,839,000)       $     3,000        ($1,205,000)
                                                   ===========        ===========        ===========


For the Safety Medical Products and Accessories segment, operating profit (loss) consists of total revenues less product costs and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less certain operating costs and expenses and research and development expenses.


Segment Capital Expenditures

                                                              THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------
                                                      2000               1999               1998
                                                   -----------        -----------        -----------
Safety Medical Products and Accessories            $   255,000        $        --        $    93,000
Joint Venture Design & Development                          --                 --                 --
                                                   -----------        -----------        -----------
Total Consolidated Capital Expenditures            $   255,000        $        --        $    93,000
                                                   ===========        ===========        ===========


         There has been no material change in identifiable assets related to reportable segments since the 1999 Annual Report.

NOTE 6 - LICENSING AND DISTRIBUTION AGREEMENTS

      On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter ("PICC") introducer with TFX Medical. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring the Company's proprietary Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company would design and develop safety needle assemblies to be used with the TFX peelable catheter, and would modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement included additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers. In the first quarter of 2000, the Company completed its obligations under the Design, Development and Asset Transfer Agreements, and recognized licensing fee revenue of $100,000.

NOTE 7 - SUBSEQUENT EVENTS

         From April 1, 2000 to May 2, 2000, the Debenture Holders converted $412,000 of outstanding principal balance of 6% Debentures into 148,615 shares of common stock.

         On April 28, 2000, Mr. John S. Metz was appointed President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Metz was President of Strategic Acquisitions for the Professional Health Care business of Kimberly-Clark Corporation. Mr. Metz has over twenty-five years of experience in the medical product industry. The Company and Mr. Metz have entered into a three-year employment agreement, which may be extended for successive twelve month periods. In addition to a base salary, the agreement provides for annual bonuses to be paid to Mr. Metz based upon the achievement of certain Company performance levels, stock options to be issued under the Company's 1991 Long-Term Incentive Plan, and severance benefits under certain conditions.

         On April 28, 2000, the Company obtained Stockholder Approval of the terms and conditions of the Permanent Financing, the Charter Amendment and the Incentive Plan Amendment. The Charter Amendment and the Incentive Plan Amendment were required by the terms of the Permanent Financing.

         Coinciding with Stockholder Approval, the Company issued to the Purchasers (i) the Convertible Notes, (ii) the Permanent Financing Shares, and
(iii) the $7 Warrants. The Convertible Notes are convertible into shares of Common Stock at an initial conversion price of $3.00. The $7 Warrants contain a net-exercise provision.


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

OVERVIEW

         The Company's principal focus is the design, development, testing and evaluation of its blood collection safety needle and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products. Since its inception in September 1987 through March 31, 2000, the Company has incurred cumulative losses totaling approximately $70,944,000. For the Company to achieve profitability, further reductions in manufacturing costs and increases in sales are necessary, as well as the addition of new product lines. The Company has also focused its efforts on developing strategic partnerships with major healthcare companies in order to bring other products to market featuring its patented internal blunting technology.

         In January 2000, the Company entered into a distribution agreement with Owens & Minor, a major distributor of medical products to hospitals throughout the United States. Owens & Minor, a Fortune 500 company headquartered in Richmond, Virginia, is the nation's largest distributor of national brand medical and surgical supplies. The company's distribution centers serve hospitals, integrated healthcare systems and group purchasing organizations nationwide. The distribution agreement allows Owens & Minor to purchase and distribute all of the Bio-Plexus blood collection products.

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

      The Company believes that similar distribution agreements or strategic partnerships may be possible with one or more major healthcare companies for its other products. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with its distribution or strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.

THE YEAR 2000 UPDATE

The Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions affecting its distributors and customers, strategic partners, and suppliers. Costs incurred by the Company to achieve Year 2000 readiness were not material and were charged to expense as incurred.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         The Company had product sales of $1,408,000 for the three months ended March 31, 2000, compared to $1,169,000 for the comparable period in the prior year. The increase was primarily attributable to an increase in sales of safety medical devices over the prior year.

         The Company had revenues from services totaling $34,000 for the three months ended March 31, 2000, compared to $1,145,000 for the comparable period in the prior year. The decrease was primarily attributable to completion of the I.V. catheter development project for JJM in the first quarter of 1999.

         The Company had licensing fee revenue of $100,000 in the first quarter of 2000 which was attributable to the completion of the Design, Development and Asset Transfer Agreement with TFX Medical.

         Product costs were $748,000 for the three months ended March 31, 2000, compared to $830,000 for the comparable period in the prior year despite greater revenues from product sales. The decrease in these costs resulted primarily from lower manufacturing costs associated with the blood collection needle product line.

         Research and development expenses were $323,000 for the three months ended March 31, 2000, compared to $304,000 for the same period a year ago. The increase in these costs resulted from an increase in engineering labor and operating expenses in 2000 as compared to 1999 due to greater research and development costs related to the winged intravenous set.

         Selling, general and administrative expenses were $1,574,000 for the three months ended March 31, 2000, compared to $1,104,000 for the same period a year ago. The increase resulted from increases of approximately $370,000 in sales and marketing expenses due to increased marketing activity and additional sales and marketing personnel, and $98,000 in administrative expenses due to increases in administrative personnel.

      Financing expenses were $1,707,000 for the three months ended March 31, 2000, compared to $56,000 for the same period in 1999. The increase in these costs resulted primarily from amortization expense of $1,245,000 from the debt discount associated with the Bridge Transactions in the fourth quarter of 1999 and first quarter of 2000, from increased interest expense of $163,000 associated with the Bridge Transactions, and amortization of debt discount of $195,000 relating to the 6% Debentures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through March 31, 2000, the Company has received net proceeds of approximately $36,356,000 through borrowings and the sale of debt securities and $50,547,000 through the sale of equity securities.

         Cash used in operating activities for the three months ended March 31, 2000 totaled $549,000 and was primarily due to a net loss for the period of $2,839,000, an increase in inventory balances due to higher anticipated sales volumes partially offset by a decrease in accounts receivable due to lower shipments at the end of the first quarter of 2000 compared to the fourth quarter of 1999, increases in accounts payable and accrued expenses, increased accrued interest payable, and depreciation and amortization expenses primarily reflecting the amortization of deferred debt financing expenses.

         Net cash used in investing activities amounted to $266,000 for the three month period primarily due to additions to fixed assets totaling $255,000, consisting substantially of capitalized costs associated with the construction of its winged intravenous set production line.

         Net cash provided by financing activities amounted to $1,167,000 for the three months ended March 31, 2000 primarily due to proceeds from the issuance of notes payable of $1,650,000 partially offset by cash paid for deferred finance costs relating to the Bridge Transactions and repayments of long-term debt totaling $202,000.

         At March 31, 2000, the Company's shareholders' equity decreased to $1,621,000 from $3,728,000 due to a net loss for the three months ended March 31, 2000. Also, at March 31, 2000, current liabilities exceed current assets due to the classification of the First Bridge Note and Second Bridge Note as current liabilities. Both of these notes were repaid on April 28, 2000 upon the closing of the Permanent Financing transactions.

         The Company's primary cash requirement for the remainder of 2000 will be for working capital to expand its operations for its current product lines as well as to launch new products, to repay outstanding debt, and continue research and development on its winged intravenous set and other new products. The Company is considering the development of a strategic partnership with one or more healthcare companies to assist in bringing additional products to market featuring the Company's proprietary internal blunting technology.

         In order to satisfy its current and anticipated need for capital, the Company consummated the Permanent Financing on April 28, 2000 after receiving Stockholder Approval. Upon the closing of the Permanent Financing, the Company issued to the Purchasers the Convertible Notes, the Permanent Financing Shares and the $7 Warrants.

         The Permanent Financing generated aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes and costs and expenses associated with the Permanent Financing, the Company realized net proceeds of approximately $9.6 million, which will be available along with existing resources, for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction documents.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On February 29, 2000, a director of the Company effected a net exercise of stock options to purchase 180,000 shares of Common Stock in exchange for 63,625 shares of Common Stock.

         On March 9, 2000, an officer of the Company effected a net exercise of stock options to purchase 32,000 shares of Common Stock in exchange for 14,950 shares of Common Stock.

         During the first quarter of 2000, the holders of the 6% Debentures converted a total of $641,000 of principal balance into 209,627 shares of Common Stock.

         On January 5, 2000, the Company issued to the Purchasers the Second Bridge Note and in connection with such issuance, the company agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, the Second Bridge Warrants. The Second Bridge Warrants contain a net-exercise provision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a Special Meeting of Stockholders on April 28, 2000. The following proposals were voted upon at the Special Meeting:

Proposal No. 1 - Permanent Financing Proposal to approve the issuance and sale of (i) the Convertible Notes, (ii) the Permanent Financing Shares and (iii) the $7 Warrants, including the reservation and subsequent issuance of the shares of Common Stock issuable upon conversion of the Convertible Notes and exercise of the $7 Warrants (the "Permanent Financing Proposal") to the Purchasers, and to approve and adopt the Convertible Note Purchase Agreement (the "Purchase Agreement"), Warrants, (as defined in the Purchase Agreement) Registration Rights Agreement, (as defined in the Purchase Agreement) and Security Agreement (as defined in the Purchase Agreement) (collectively, the "Transaction Documents") and the other transactions contemplated by the Transaction Documents;

Proposal No. 2 - Charter Amendment Proposal to amend the Company's Certificate of Incorporation to increase from 25 million (25,000,000) to 40 million (40,000,000) the number of shares of Common Stock that the Company is authorized to issue, which proposal was proposed, in part, to ensure that there are sufficient shares of Common Stock reserved for the subsequent issuance of shares of Common Stock upon conversion of the Convertible Notes and exercise of the $7 Warrants and as awards in connection with the Company's 1991 Long Term Incentive Plan (the "Charter Amendment Proposal"); and

Proposal No. 3 - Incentive Plan Amendment Proposal to amend the Company's 1991 Long-Term Incentive Plan (as amended, the "Incentive Plan") to increase from one million (1,000,000) to 2.5 million (2,500,000) the number of shares of Common Stock subject to the Incentive Plan, which proposal was made to ensure that there were sufficient shares of Common Stock reserved for the subsequent issuance of awards to employees and consultants under the Incentive Plan (the "Incentive Plan Amendment Proposal").

         The stockholders approved the Permanent Financing, the Charter Amendment and the Incentive Plan Amendment. The proposals required a vote of holders of a majority of the issued and outstanding shares of common stock present in person or represented by proxy at the Special Meeting and voting when a quorum was present. The proposals were approved by the following vote:

         Proposal 1:  Permanent Financing Proposal
         For                   9,108,651
         Against                 138,623
         Abstain                  13,200

         Proposal 2:  Charter Amendment Proposal
         For                   9,074,819
         Against                 173,255
         Abstain                  12,400

         Proposal 3:  Incentive Plan Amendment Proposal
         For                   8,922,021
         Against                 316,336
         Abstain                  22,117

There were no broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

  Exhibit
     No.                   Description                                     Method of Filing
    ---                   -----------                                     ----------------
     3.1       Certificate of Incorporation of the           Incorporated by reference to Exhibit 3.1 to the
               Company, as amended                           Registrant's Quarterly Report on Form 10-Q for the
                                                             quarter ended September 30, 1998 (File No. 0-24128).

     3.2       Bylaws of the Company, as amended             Incorporated by reference to Exhibit 3.2 to the
                                                             Registrant's Annual Report on Form 10-K filed on
                                                             April 13, 1998 (File No. 0-24128)

     3.3       Certificate of Amendment of Certificate of    Filed with this Report.
               Incorporation, dated April 28, 2000.

   10.44       Employment Agreement dated April 26, 2000     Filed with this Report.
               between the Company and John S. Metz

   10.45       Security Agreement dated April 28, 2000       Filed with this Report.
               between the Company and Appaloosa Investment
               Limited Partnership I, L.P.

   10.46       Form of Convertible Note                      Filed with this Report.

     27        Financial Data Schedule                       Filed with this Report.


(b) Reports on Form 8-K

         A report on Form 8-K was filed on February 24, 2000 reporting an adjournment of a Special Shareholder's Meeting that was to be held on February 28, 2000.

         A report on Form 8-K was filed on March 31, 2000 reporting the Company's 1999 financial results.

         A report on Form 8-K was filed on April 27, 2000 reporting that the Company named John S. Metz as its President and Chief Executive Officer effective April 28, 2000.

         A report on Form 8-K was filed on May 11, 2000 reporting that the Company, at a special meeting of stockholders held on Friday, April 28, 2000, obtained stockholder approval for the $17.5 million financing with Appaloosa Management, L.P. (the "Permanent Financing"), an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock, an amendment to the Company's 1991 Long-Term Incentive Plan, and reporting that following the stockholders meeting, the Company and Appaloosa consummated the Permanent Financing.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Bio-Plexus, Inc.
                                           (Registrant)


            May 15, 2000                    /s/ John S. Metz
          ----------------                 -------------------------------------
               (Date)                      John S. Metz
                                           President and Chief Executive Officer

            May 15, 2000                    /s/ Kimberley A. Cady
          ----------------                 -------------------------------------
               (Date)                      Kimberley A. Cady
                                           Vice President of Finance and Chief
                                           Financial Officer