Form 10-Q
period 2000-06-30
BIO PLEXUS INC
filed 2000-08-10
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
Mark
 One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 2000
                                       or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding
Class of Common Stock                             as of August 4, 2000
---------------------                             --------------------
Common Stock, no par value                        14,882,320

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                           PAGE
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

                Condensed Balance Sheets at June 30, 2000 (unaudited) and
                December 31, 1999                                                             1
                Condensed Statements of Operations for the three months
                ended June 30, 2000 (unaudited) and 1999                                      2

                Condensed Statements of Operations for the six months
                ended June 30, 2000 (unaudited) and  1999                                     3

                Condensed Statements of Cash Flows for the six months
                ended June 30, 2000 (unaudited) and 1999                                      4

                Notes to Condensed Financial Statements                                       5

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                          10


PART II. OTHER INFORMATION

    Item 2.     Changes in Securities and Use of Proceeds                                    14

    Item 5.     Other Information                                                            14

    Item 6.     Exhibits and Reports on Form 8-K                                             14

SIGNATURES                                                                                   16

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                          JUNE 30,           DECEMBER 31,
                                                                            2000                 1999
                                                                         (UNAUDITED)
                                                                         -----------
ASSETS
Current assets:
     Cash and cash equivalents                                          $ 9,672,000           $   867,000
     Accounts receivable                                                    559,000               908,000
     Inventories:
         Raw materials                                                    1,083,000               621,000
         Work-in-process                                                  1,502,000               474,000
         Finished goods                                                   1,053,000             1,167,000
                                                                         ----------             ---------
                                                                          3,638,000             2,262,000
                                                                         ----------             ---------
     Other current assets                                                   110,000               173,000
                                                                         ----------             ---------
         Total current assets                                            13,979,000             4,210,000
                                                                         ----------             ---------



Fixed assets, net                                                         4,989,000             4,384,000

Deferred debt financing expenses                                          1,147,000               465,000
Patents, net of amortization                                                376,000               335,000
Other assets                                                                253,000               253,000
                                                                         ----------             ---------
                                                                        $20,744,000           $ 9,647,000
                                                                       ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                  $   526,000           $   899,000
     Note payable                                                                --             1,340,000
     Accounts payable and accrued expenses                                  953,000               786,000
     Accrued interest payable                                                 9,000                55,000
     Accrued vacation                                                       271,000               202,000
     Other accrued employee costs                                           292,000               226,000
                                                                         ----------             ---------
         Total current liabilities                                        2,051,000             3,508,000
                                                                         ----------             ---------
Long-term debt, net                                                      16,382,000             2,262,000
Redeemable common stock warrants                                            149,000               149,000
Commitments and contingencies (Note 4)                                           --                    --

Shareholders' equity:
     Convertible preferred stock, no par value, 3,000,000
       authorized, no shares issued and outstanding                              --                    --
     Common stock, no par value, 40,000,000 authorized,
       14,851,168 and 14,083,807 shares issued and outstanding           76,045,000            71,833,000
     Accumulated deficit                                                (73,883,000)          (68,105,000)
                                                                        -----------           -----------
         Total shareholders' equity                                       2,162,000             3,728,000
                                                                        -----------           -----------
                                                                        $20,744,000           $ 9,647,000
                                                                       ============          ============

    The accompanying notes are an integral part of these condensed financial statements.

                            BIO-PLEXUS, INC

                   CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                 THREE MONTHS ENDED JUNE 30,

                                                                  2000                  1999
                                                             ------------          ------------
Revenue:
  Product                                                    $   776,000           $ 1,401,000
  Services                                                            --                32,000
                                                            ------------          ------------
       Total revenue                                             776,000             1,433,000
                                                            ------------          ------------

Operating costs and expenses:
  Product                                                        342,000               705,000
  Services                                                            --                11,000
  Research and development                                       235,000               294,000
  Selling, general and administrative                          2,015,000             1,157,000
                                                            ------------          ------------
       Total operating costs and expenses                      2,592,000             2,167,000
                                                            ------------          ------------

Operating loss                                                (1,816,000)             (734,000)

Financing expenses:
  Amortization of deferred debt financing                        129,000                24,000
  Interest expense                                             1,099,000               297,000
  Other income                                                  (103,000)              (16,000)
                                                            ------------          ------------
       Total financing expenses                                1,125,000               305,000
                                                            ------------          ------------

Net loss                                                     $(2,941,000)          $(1,039,000)
                                                            ============          ============

Net loss per share of common stock:
  Basic and diluted                                          $     (0.20)          $     (0.08)
                                                            ============          ============

Weighted average common shares outstanding (Note 2)           14,711,509            13,505,302
                                                            ============          ============

    The accompanying notes are an integral part of these condensed financial statements.

                            BIO-PLEXUS, INC

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                2000                         1999
                                                                ----                         ----

Revenue:
  Product                                                    $ 2,184,000           $ 2,570,000
  Services                                                        34,000             1,177,000
  Licensing fees (Note 6)                                        100,000                    --
                                                               ----------            ----------
       Total revenue                                           2,318,000             3,747,000
                                                            ============          ============

Operating costs and expenses:
  Product                                                      1,090,000             1,535,000
  Services                                                        29,000                28,000
  Research and development                                       557,000               598,000
  Selling, general and administrative                          3,590,000             2,261,000
                                                               ----------            ----------
       Total operating costs and expenses                      5,266,000             4,422,000
                                                            ============          ============
Operating loss                                                (2,948,000)             (675,000)

Financing expenses:
  Amortization of deferred debt financing                        189,000                26,000
  Interest expense                                             2,782,000               385,000
  Other income                                                  (139,000)              (50,000)
                                                               ----------            ----------
       Total financing expenses                                2,832,000               361,000
                                                            ============          ============
Net loss                                                     $(5,780,000)          $(1,036,000)
                                                            ============          ============

Net loss per share of common stock:
  Basic and diluted                                          $    (0.40)          $     (0.08)
                                                            ============          ============

Weighted average common shares outstanding (Note 2)           14,463,595            13,397,928
                                                            ============          ============

    The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                 2000                  1999
                                                                                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(5,780,000)          $(1,036,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
      Depreciation and amortization                                           261,000               282,000
      Amortization of deferred debt financing expenses                        189,000                26,000
      Amortization of debt discount                                         2,095,000               193,000
      Decrease (increase) in assets:
         Accounts receivable                                                  349,000              (159,000)
         Inventories                                                       (1,376,000)             (134,000)
         Other current assets                                                  63,000                    --
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                157,000               (67,000)
         Accrued interest payable                                             (46,000)               11,000
         Accrued vacation and other accrued employee costs                    135,000               (31,000)
         Accrued product replacement costs                                         --              (222,000)
         Decrease in deferred revenue                                              --              (875,000)
      Other                                                                    28,000                90,000
                                                                         ------------          ------------
           Net cash used in operating activities                           (3,925,000)           (1,922,000)
                                                                         ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                                                    (853,000)             (104,000)
Long-term investments (Note 3)                                                     --               627,000
Cost of patents                                                               (54,000)              (44,000)
                                                                         ------------          ------------
           Net cash (used in) provided by investing activities               (907,000)              479,000
                                                                         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (Note 3)                                   750,000             1,100,000
Proceeds from exercise of common stock options                                 83,000                87,000
Accretion of interest payable                                                 336,000
Payments of deferred financing costs                                         (871,000)                   --
Increase (Decrease) in notes payable (Note 3)                               3,850,000              (250,000)
Proceeds from issuance of long-term debt                                    9,900,000             2,154,000
Repayments of long-term debt (Note 3)                                        (411,000)           (1,350,000)
                                                                         ------------          ------------
           Net cash provided by financing activities                       13,637,000             1,741,000
                                                                         ------------          ------------

           Net  increase (decrease) in cash and cash equivalents            8,805,000               298,000
           Cash and cash equivalents, beginning of
             period                                                           867,000               535,000
                                                                         ------------          ------------
           Cash and cash equivalents, end of period                       $ 9,672,000           $   833,000
                                                                         ------------          ------------

Supplemental cash flow disclosures:
      Cash payments of interest                                           $   397,000           $   181,000
      Cash payments of income taxes                                       $       --            $     4,000
      Surrender of debt upon conversion to equity                         $ 1,169,000           $       --



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


NOTE 2 - EARNINGS PER SHARE

      Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. In determining net loss per common share for the periods ended June 2000 and 1999, common stock equivalents were excluded from the computation as their effect was anti-dilutive.


NOTE 3 - SIGNIFICANT CAPITAL TRANSACTIONS


Long-Term Investment

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


Stock Options

      On February 29, 2000, a director of the Company effected a net exercise of stock options to purchase 180,000 shares of the Company's Common Stock, no par value per share (the "Common Stock") in exchange for 63,625 shares of Common Stock.

      On March 9, 2000, an officer of the Company effected a net exercise of stock options to purchase 32,000 shares of Common Stock in exchange for 14,950 shares of Common Stock.

      During the first quarter of 2000, an employee exercised stock options to purchase 30,000 shares of Common Stock.

Convertible Debentures

      On April 27, 1999, the Company sold an aggregate principal amount of $2,500,000 of its 6% Convertible Debentures due June 30, 2004 (the "6% Debentures") to several purchasers (the "Debenture Holders") (the "Convertible Debenture Financing"). The 6% Debentures are convertible at any time at the option of the Debenture Holders into shares of the Company's Common Stock at the lesser of a fixed conversion price of $3.06 per share (as may be adjusted from time to time) or a floating conversion price at the time of the conversion if the floating conversion price is less than $3.06 per share (as may be adjusted from time to time). The 6% Debentures may be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. As of June 30, 2000, the Debenture Holders had converted a total of $2,336,000 of the outstanding principal balance of the 6% Debentures into 794,515 shares of Common Stock. The Company and the Debenture Holders have limited put and call options, respectively, for additional 6% Debentures. In connection with a subsequent financing with Appaloosa Management, L.P. and certain related entities, the Company agreed not to exercise its put right under the 6% Debentures. As of July 26, 2000, the Debenture Holders' call options expired and were not exercised. In connection with the Convertible Debenture Financing, the Company issued a warrant to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $3.38 per share. As of August 4, 2000, such warrant has not been exercised.

Convertible Note Financing

      On September 21, 1999, the Company received a commitment from Appaloosa Management, L.P., of Chatham, New Jersey ("Appaloosa") for a total financing package of $17.5 million, comprised of (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the "Convertible Notes"), (ii) 250,000 shares of Common Stock issued at a purchase price of $3.00 per share (the "Permanent Financing Shares") and (iii) nine-year warrants to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $7.00 per share (the "$7 Warrants", and collectively with the Convertible Notes and the Permanent Financing Shares, the "Permanent Financing"). The Permanent Financing was consummated on April 28, 2000 after receipt of stockholder approval of the terms of the Permanent Financing and certain related matters.

Bridge Transactions

      Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to Appaloosa and entities affiliated therewith (the "Purchasers") a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the "First Bridge Note"). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note, the Company also issued to the Purchasers (i) a five-year warrant to purchase up to 1.0 million shares of Common Stock, at an initial exercise price of $5.00 per share (the "$5 Warrants") (the $3 Warrants and $5 Warrants are collectively referred to herein as the "First Bridge Warrants"). At the Purchaser's election and upon the closing of the Permanent Financing, the exercise price of the $3 Warrants increased to $4.00 per share of Common Stock. The exercise price of the $5 Warrants increased to $7.00 per share of Common Stock upon the closing of the Permanent Financing. The $5 Warrants contain a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt and was amortized over the term of the First Bridge Note.

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

      Coinciding with Stockholder Approval obtained on April 28, 2000, the Company issued to the Purchasers the Convertible Notes, the Permanent Financing Shares and the $7 Warrants. The Convertible Notes are convertible into shares of Common Stock at an initial conversion price of $3.00. The $7 Warrants contain a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt which will be amortized over the term of the debt.

      The Permanent Financing generated aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes and costs and expenses associated with the financing, the Company realized net proceeds of approximately $9.6 million which is available along with existing resources for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.


NOTE 4 - COMMITMENTS

      As of June 30, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $1,670,000 which primarily represent purchases for the Company's winged intravenous set production line, computer equipment and building improvements.


NOTE 5 - SEGMENT FINANCIAL DATA

      The Company's operations consist of two worldwide business segments:
Safety Medical Products and Accessories and Joint Venture Design & Development. The Safety Medical Products and Accessories segment includes revenues and costs from sales of blood collection needles, needle holders and needle disposal containers. The Joint Venture Design & Development segment includes revenue and costs associated with product design and development, product licensing, and the design, development and construction of machinery and tooling in connection with joint venture partners.

      Distinct reporting by such segments was deemed necessary by management based on the significance of reported revenues and expenses and the Company's intention to focus operating resources in both of these areas.

         Information with respect to revenue, operating profit or loss and capital expenditures attributable to each of the Company's business segments are as follows:

Segment Revenue

                                           Three Months Ended June 30,            Six Months Ended June 30,
                                           ---------------------------            -------------------------
                                           2000          1999        1998       2000      1999          1998
                                          ----------------------------------------------------------------------

Safety Medical Products and              $ 776,000   $1,401,000  $  790,000  $2,121,000  $2,546,000  $1,681,000
Accessories
Joint Venture Design & Development              --       32,000   1,549,000     197,000   1,201,000   2,200,000
                                        ------------------------------------------------------------------------

Total Consolidated Revenue               $ 776,000   $1,433,000  $2,339,000  $2,318,000  $3,747,000  $3,881,000
                                        ========================================================================

Major Customers

      There were two domestic distributors of the Company's products, Allegiance Healthcare and Fisher HealthCare, that exceeded 10% of the Company's Safety Medical Products and Accessories segment revenue for the periods presented. The loss of business of any of the foregoing customers could potentially have a material adverse effect on the business and prospects of the Company. In the Joint Venture Design & Development segment, Johnson and Johnson Medical, Inc. ("JJM") of Arlington, Texas and TFX Medical ("TFX"), a division of Teleflex Incorporated, contributed to more than 10% of the revenues for the 1999 and 1998 periods presented. The following table represents the revenue associated with these major customers by segment:

                                             Three Months Ended June 30                        Six,Months Ended June 30,
                                             --------------------------                        -------------------------
                                           2000           1999           1998           2000           1999           1998
                                           -------------------------------------------------------------------------------
TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and
Accessories                             $ 579,000     $1,111,000      $ 679,000     $1,745,000     $1,819,000     $1,501,000
Joint Venture Design & Development             --         15,000      1,549,000        197,000      1,110,000      2,200,000

OTHER DOMESTIC SALES                      197,000         88,000         61,000        376,000        310,000        130,000

EXPORT SALES:
Safety Medical Products and                    --        219,000         50,000             --        508,000         50,000
Accessories
Joint Venture Design & Development             --             --             --             --             --             --
                                       --------------------------------------------------------------------------------------
TOTAL CONSOLIDATED REVENUE              $ 776,000     $1,433,000     $2,339,000     $2,318,000     $3,747,000     $3,881,000
                                       =======================================================================================

During the periods presented, there were no material intersegment revenues.

Segment Operating Profit

                                                   Three Months Ended June 30,                 Six Months Ended June 30,
                                                   ---------------------------                 -------------------------
                                                  2000       1999             1998            2000             1999         1998
                                                 -------------------------------------------------------------------------------
Safety Medical Products and Accessories     $   434,000   $   697,000     $   132,000   $ 1,037,000     $ 1,034,000    $   193,000
Joint Venture Design & Development                   --        21,000       1,056,000       162,000         846,000      1,307,000
                                            ---------------------------------------------------------------------------------------
Total Consolidated Operating Profit             434,000       718,000       1,188,000     1,199,000       1,880,000      1,500,000
                                            ---------------------------------------------------------------------------------------
Selling, General and Administrative          (2,015,000)   (1,157,000)     (1,188,000)   (3,590,000)     (2,261,000)    (2,431,000)
Expenses
Other                                          (235,000)     (295,000)             --      (557,000)       (294,000)      (114,000)
Financing Expenses                           (1,125,000)     (305,000)       (143,000)   (2,832,000)       (361,000)      (303,000)
                                            ---------------------------------------------------------------------------------------
Net Loss                                    ($2,941,000)  ($1,039,000)    ($  143,000)  ($5,780,000)    ($1,036,000)   ($1,348,000)
                                            =======================================================================================

      For the Safety Medical Products and Accessories segment, operating profit
(loss) consists of total revenues less product costs and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less certain operating costs and expenses and research and development expenses.

Segment Capital Expenditures

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                            2000         1999         1998         2000       1999        1998
                                         --------------------------------------------------------------------------
Safety Medical Products and
Accessories                               $598,000     $104,000     $386,000     $853,000   $104,000    $479,000
Joint Venture Design & Development            -            -            -            -         -           -
                                         --------------------------------------------------------------------------

Total Consolidated Capital
Expenditures                              $598,000     $104,000     $386,000     $853,000   $104,000    $479,000
                                         ==========================================================================

         There has been no material change in identifiable assets related to reportable segments since the 1999 Annual Report.

NOTE 6 - LICENSING AGREEMENTS

      On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter ("PICC") introducer with TFX Medical. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring the Company's proprietary Punctur-Guard(R) technology. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement included additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers. Under the Design, Development and Asset Transfer Agreement, the Company would design and develop safety needle assemblies to be used with the TFX peelable catheter, and would modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement In the first quarter of 2000, the Company completed its obligations under the Design, Development and Asset Transfer Agreements, and recognized licensing fee revenue of $100,000.


NOTE 7 - SUBSEQUENT EVENTS

      From July 1, 2000 through August 2, 2000, the Debenture Holders converted $49,000 of outstanding principal balance of 6% Debentures into 22,542 shares of
Common Stock.


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

OVERVIEW

      The Company's principal focus is the design, development, testing and evaluation of its blood collection safety needle and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products. Since its inception in September 1987 through June 30, 2000, the Company has incurred cumulative losses totaling approximately $73,883,000. For the Company to achieve profitability, reductions in manufacturing costs and increases in sales are necessary, as well as the addition of new product lines. The Company has also focused its efforts on developing strategic partnerships with major healthcare companies in order to bring other products to market featuring its patented internal blunting technology.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         The Company had product sales of $776,000 for the three months ended June 30, 2000 compared to $1,401,000 for the same period in 1999. The decrease was primarily attributable to decreased sales of safety medical devices in Europe and reduced shipments domestically as distributors utilized excess inventories ordered in 1999 due to Year 2000 concerns and a sales promotion in the first quarter of 2000. Lower sales volume also reduced product costs to $342,000 for the three months ended June 30, 2000, compared to $705,000 for the same period in 1999.

      Total revenues also decreased due to the absence of service revenue for the three months ended June 30, 2000 compared to $32,000 for the same period in 1999. The decrease was primarily attributable to completion of the I.V. catheter development project for JJM in the first quarter of 1999 and completion of the PICC Introducer development project for TFX during the first quarter of 2000. There was also an $11,000 decrease in service costs due to the completion of these projects.

      Research and development expenses were $235,000 for the three months ended June 30, 2000 compared to $294,000 for the same period in 1999. The decrease in these costs resulted primarily from the capitalization of research and development labor expense for the winged intravenous set production line during the machine construction phase of the development project.

      Selling, general and administrative expenses were $2,015,000 for the three months ended June 30, 2000 compared to $1,157,000 for the same period in 1999. The increase in these costs resulted from increases of approximately $508,000 in sales and marketing expenses and the hiring of additional personnel, and approximately $350,000 in general management and administrative expenses due to costs associated with the hiring of the Company's chief executive officer, increases in professional fees, insurance expense, and consulting fees.

      Financing expenses were $1,125,000 for the three months ended June 30, 2000 compared to $305,000 for the same period in 1999. The increase in these costs resulted primarily from $486,000 of debt discount amortization in the second quarter of 2000 and interest expense of $391,000 from the Bridge Notes and Permanent Financing debt obligations.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      The Company had product sales of $2,184,000 for the six months ended June 30, 2000 compared to $2,570,000 for the same period in 1999. The decrease was primarily attributable to decreased sales of safety medical devices in Europe and reduced shipments domestically as distributors utilized excess inventories ordered due to Year 2000 concerns. Product costs were $1,090,000 for the six months ended June 30, 2000 compared to $1,535,000 for the same period in 1999. The decrease in these costs resulted primarily from lower shipments, lower manfacturing costs associated with the blood collection needle product line, and completion of outside development projects.

      The Company had revenues from services totaling $34,000 for the six months ended June 30, 2000 compared to $1,177,000 for the same period in 1999. The decrease was primarily attributable to the completion of the I.V. catheter development project for JJM in the first quarter of 1999 and completion of the PICC Introducer development project for TFX in the first quarter of 2000.

         The Company had licensing fee revenue of $100,000 in the first quarter of 2000 which was attributable to the completion of the PICC Introducer development project for TFX .

      Research and development expenses were $557,000 for the six months ended June 30, 2000 compared to $598,000 for the same period in 1999. The decrease in these costs resulted primarily from the capitalization of labor for the winged intravenous set production line during the machine construction phase of the development project.

      Selling, general and administrative expenses were $3,590,000 for the six months ended June 30, 2000 compared to $2,261,000 for the same period in 1999. The increase in these costs resulted from increases of approximately $878,000 in sales and marketing expenses, and approximately $370,000 in administrative expenses primarily due to costs associated with the hiring of the Company's chief executive officer, increases in professional fees, insurance expense and consulting fees.

      Financing expenses were $2,832,000 for the six months ended June 30, 2000, compared to $361,000 for the same period in 1999. The increase in these costs resulted primarily from $1,729,000 of debt discount amortization and interest expense of $554,000 from the Bridge Notes and Permanent Financing debt obligations.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through June 30, 2000, the Company has received net proceeds of approximately $48,456,000 through borrowings and the sale of debt securities and $51,297,000 through the sale of equity securities.

      Net cash used in operating activities for the six months ended June 30, 2000 totaled $3,925,000 and was primarily due to a net loss for the period of $5,780,000 and an increase in inventory balances of $1,376,000 due to lower than expected sales volumes during the period. The cash used in operating activities was partially offset by the amortization of deferred debt discount of $2,095,000 included in the net loss due to the recording of the Bridge Notes and Permanent Financing debt obligations.

      Net cash used in investing activities amounted to $907,000 for the six month period ended June 30, 2000 primarily due to additions to fixed assets totaling $853,000 consisting substantially of capitalized costs associated with the construction of its winged intravenous set production line.

      Net cash provided by financing activities amounted to $13,637,000 for the six months ended June 30, 2000. Contributing to the provision of net cash from financing activities were transactions associated with the Permanent Financing totaling $14,500,000, including proceeds from the sale of stock of $750,000, and proceeds from the issuance of long-term debt and notes payable of $13,750,000. The provision of net cash was partially offset by the repayment of debt totalling $411,000 and the payment of deferred financing costs associated with the Permanent Financing.

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


PART II.  OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended June 30, 2000, the Debenture Holders converted a total of $528,000 of the outstanding principal balance of 6% Debentures into 193,768 shares of Common Stock.

      On January 5, 2000, the Company issued to the Purchasers the Second Bridge Note and in connection with such issuance, the Company agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, the Second Bridge Warrants. The Second Bridge Warrants contain a net-exercise provision and were issued at the closing of the Permanent Financing on April 28, 2000 at $3.00 per share.

      In connection with the closing of the Permanent Financing, the Company issued (i) the Permanent Financing Shares at a price of $3.00 per share and (ii) the $7 Warrants.


ITEM 5.  OTHER INFORMATION

      On June 28, 2000, at a meeting of the Board of Directors, Mr. Scott Tepper was appointed to the Company's Board of Directors. Mr. Tepper was appointed to the Board of Directors as the appointee of Appaloosa (as contemplated by terms of the Permanent Financing). Mr. Tepper has been a consultant to the Company since September 1999 and will continue to provide consulting services while serving on the Board of Directors. In September 1999, Mr. Tepper and the Company executed a formal consulting agreement. This agreement has been orally amended and Mr. Tepper is currently being paid a monthly fee of $4,166 for consulting services. The agreement, as amended, has a term of one year and contains standard confidentiality provisions and provides that Mr. Tepper is an independent contractor of the Company. The Company and Mr. Tepper are in the process of preparing a formal written agreement with respect to the consulting services to be provided by Mr. Tepper.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit No.                   Description                                    Method of Filing
 -----------                   -----------                                    ----------------
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

-+


     3.3       Certificate of Amendment of Certificate of   Incorporated by reference to Exhibit 3.3 to the
               Incorporation, dated April 28, 2000.         Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended March 31, 2000 filed on May 15, 2000
                                                            (File No. 0-24128)

    10.44      Employment Agreement dated April 26, 2000    Incorporated by reference to Exhibit 3.3 to the
               between the Company and John S. Metz         Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended March 31, 2000 filed on May 15, 2000
                                                            (File No. 0-24128)

    10.45      Security Agreement dated April 28, 2000      Incorporated by reference to Exhibit 3.3 to the
               between the Company and Appaloosa            Registrant's Quarterly Report on Form 10-Q for the
               Investment Limited Partnership I, L.P        quater ended March 31, 2000 filed on May 15, 2000
                                                            (File No. 0-24128)

    10.46      Form of Convertible Note                     Incorporated by reference to Exhibit 3.3 to the
                                                            Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended March 31, 2000 filed on May 15, 2000
                                                            (File No. 0-24128)

     27        Financial Data Schedule                      Filed with this Report.


(b)  Reports on Form 8-K

       A report on Form 8-K was filed on April 27, 2000 reporting that the Company named John S. Metz as its President and Chief Executive Officer effective April 28, 2000.

         Reports on Form 8-K were filed on May 11, 2000 and May 12, 2000 reporting that the Company, at a special meeting of stockholders held on Friday, April 28, 2000, obtained stockholder approval for the Permanent Financing, an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock, an amendment to the Company's 1991 Long-Term Incentive Plan, and reporting that following the stockholders meeting, the Company and Appaloosa consummated the Permanent Financing.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Bio-Plexus, Inc.
                                             (Registrant)

                                        /s/ John S. Metz
       August 10, 2000                 ------------------------------------
                 (Date)                John S. Metz
                                       President and Chief Executive Officer

                                        /s/  Kimberley A. Cady
      August 10, 2000                  ------------------------------------
                 (Date)                Kimberley A. Cady
                                       Vice President of Finance and Chief
                                       Financial Officer