Form 10-K/A
period 1999-12-31
BIO PLEXUS INC
filed 2000-10-25
CIK 865532

As filed with the Securities and Exchange Commission on October 24, 2000.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the Transition period from ________ to __________

                         COMMISSION FILE NUMBER 0-24128

                                BIO-PLEXUS, INC.
             (Exact name of registrant as specified in its charter)

      CONNECTICUT                                                     06-1211921
(State or other Jurisdiction of                         (I.R.S. Employer Identification No.)
incorporation or organization)

129 Reservoir Road                                                      06066
Vernon, Connecticut                                                  (Zip Code)
 (Address of Principal Executive Offices)

 Registrant's telephone number, including area code:              (860) 870-6112

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

                          /X/ YES     / /  NO

         THE APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS $34,516,383 AS OF SEPTEMBER 14, 2000. (A)

         14,942,157 (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 14, 2000.)

                                     ______


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

(A) Excludes 4,094,826 shares of common stock held of record by directors, officers and stockholders known to the registrant to hold more than five percent of the common stock outstanding as of September 14, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

10-K/A (AMENDMENT NO. 1)

The purpose of this Amendment is to amend and update certain information required by Item 14 of Part IV of Form 10-K.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Exhibits

Exhibit No.                                                   Description
-----------                                                   -----------
1.2   Form of Advest, Inc. Warrant..................      Incorporated by reference to Exhibit 1.2 to the Registrant's registration statement on Form S-1 filed on April 1, 1994
                                                          (File No. 33-77202).

1.3   Form of Advest, Inc. Registration
      Rights Agreement..............................      Incorporated by reference to Exhibit 1.3 to the Registrant's registration statement on Form S-1 filed on April 1,1994
                                                          (File No. 33-77202).

3.1   Certificate of Incorporation of the
      Company, as amended...........................      Incorporated by reference to Exhibit 3.1 to the Registrant's
                                                          Quarterly Report on Form 10-Q for the quarter ended
                                                          September 30, 1998 (File No. 0-24128).

3.2   Bylaws of the Company, as amended.............      Incorporated by reference to Exhibit 3.2 to the Registrant's
                                                          Annual Report on Form 10-K filed on April 13, 1998 (File
                                                          No. 0-24128).

3.3   Certificate of Amendment of Certificate
      of Incorporation, dated April 28,2000.........      Incorporated by reference to Exhibit 3.3 to the Registrant's
                                                          Quarterly Report on Form 10-Q for the quarter ended
                                                          March 31, 2000 (File No. 0-24128).

4.5   Promissory Note, dated October 28,
      1994, between the Company and Victor
      and Margaret DeMattia.........................      Incorporated by reference to Exhibit 4.5 to the Registrant's
                                                          Annual Report on Form 10-K filed on March 30, 1995 (File
                                                          No. 0-24128).

10.1  Lease, dated March 7, 1989, between the
      Company and T&S Limited Partnership, as
      amended.......................................      Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1 filed on April 1, 1994
                                                          (File No. 33-77202).

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

10.6  Marketing and Distribution Agreement
      dated March 16, 1995, between the
      Company and Allegiance........................      Incorporated by reference to Exhibit 10.6 to the Registrant's
                                                          Amendment No. 2 to Annual Report on Form 10-K on June
                                                          30, 1995 (File No. 0-24128).

10.7  1991 Long-Term Incentive Plan.................      Incorporated by reference to Exhibit 10.7 to the Registrant's
                                                          Amendment No. 2 to Annual Report on Form 10-K filed on June 30, 1995 (File
                                                          No. 0-24128).

10.12    Master Equipment Lease Agreement dated
         as of March 8, 1995, between the
         Company and Financing for Science
         International, Inc. ...................................     Incorporated by reference to Exhibit 10.12 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended on June 30,
                                                                     1995 (File No. 0-24128).

10.13    1995 Non-Employee Directors' Stock
         Option Plan............................................     Incorporated by reference to 10.13 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended on June 30,
                                                                     1995 (File No. 0-24118).

10.15   Letter Agreement with Aberlyn Capital
        Management Limited Partnership..........................     Incorporated by reference to Exhibit 10.15 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the ended on June 30, 1995
                                                                     (File No. 0-24128).

10.16   Employment Agreement dated January 13,
        1997 between the Company and Lucio
        Improta..................................................    Incorporated by reference to 10.15 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended on
                                                                     March 31, 1997 (File No. 0-24128).

10.17   Term Sheet dated August 1, 1997
        describing arrangement between the
        Company and Ronald Haverl................................    Incorporated by reference to Exhibit 10.17 to the Registrant's
                                                                     Annual Report on Form 10-K/A filed on April 30, 1998 (File
                                                                     No. 0-24128).

10.18   Development and License Agreement dated
        January 28, 1997 by and between the
        Company and Johnson & Johnson Medical,
        Inc. ....................................................    Incorporated by reference to 10.18 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended on
                                                                     September 30, 1998 (File No. 0-24128).

10.19   Supply Agreement dated January 28, 1997
        by and between the Company and Johnson
        & Johnson Medical, Inc. .................................    Incorporated by reference to Exhibit 10.19 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended on
                                                                     September 30, 1998 (File 0-24128).

10.19(a)  Amendment Agreement between the
        Company and Johnson & Johnson Medical,
        Division of Ethicon, Inc.**..............................    Filed with this Amended Report.

10.20   Term Promissory Note issued to
        Carl R. Sahi*............................................    Incorporated by reference to Exhibit 10.20 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended on
                                                                     September 30, 1998 (File No. 0-24128).

10.21   Warrant for shares of common stock
        issued to Carl R. Sahi*..................................    Incorporated by reference to Exhibit 10.21 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended on
                                                                     September 30, 1998 (File No. 0-24128).

10.22   Subscription Agreement dated April 27,
        1999 by and between the Company and
        Ramius Capital Group, LLC................................    Incorporated by reference to Exhibit 10.22 to the Registrant's
                                                                     Form S-3  filed on May 18, 1999, as amended (File No.
                                                                     333-79671).

10.23   Form of Debenture dated April 27, 1999
        by and between the Company and Ramius
        Capital Group, LLC.......................................    Incorporated by reference to Exhibit 10.23 to the Registrant's
                                                                     Form S-3 filed on May 18, 1999, as amended (File No. 333-
                                                                     79671).

10.23a  Letter Agreement dated September 13,
        1999 between the Company and Ramius
        Capital Group, LLC.......................................    Incorporated by reference to Exhibit 10.23a to the Registrant's
                                                                     Form S-3 filed on May 18, 1999, as amended (No. 333-79671).

10.24   Form of Warrant granted by the Company
        to Ramius Capital Group, LLC.............................    Incorporated by reference to Exhibit 10.24 to the Registrant's
                                                                     Form S-3 filed on May 18, 1999, as amended (File No. 333-
                                                                     79671).

10.25   Registration Rights Agreement by and
        between the Company and Ramius Capital
        Group, LLC...............................................    Incorporated by reference to Exhibit 10.25 to the Registrant's
                                                                     Form S-3 filed on May 18, 1999, as amended (File No. 333-
                                                                     79671).

10.30   7.5% Secured Note dated as of October
        21, 1999 between the Company and
        Appaloosa Investment Limited
        Partnership I, L.P........................................   Incorporated by reference to Exhibit 10.30 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.30(1a)  First Amendment to 7.5% Secured Note
        dated as of December 30, 1999.............................   Incorporated by reference to Exhibit 10.30(1a) to the
                                                                     Registrant's Annual Report on Form 10-K for the
                                                                     year ended December 31, 1999 filed on April 14,2000 (File No.
                                                                     0-24128).

10.30(2a)   Second Amendment to 7.5% Secured
        note dated as of April 3, 2000............................   Incorporated by reference to Exhibit 10.30(2a) to
                                                                     the Registrant's Annual Report on Form 10-K for the
                                                                     year ended December 31, 1999 filed on April 14, 2000
                                                                     (File No. 0-24128).

10.31   Form of Warrant to Purchase Shares of
        Common Stock of the Company at a
        Purchase Price of $3.00 per Share.........................   Incorporated by reference to Exhibit 10.31 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.32   Form of Warrant to Purchase Shares of
        Common Stock of the Company at a
        Purchase Price of $5.00 per Share.........................   Incorporated by reference to Exhibit 10.32 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.33   Convertible Note Purchase Agreement
        dated April 28, 2000 among the
        Company, the Purchasers and Appaloosa
        Management, L.P., as Collateral Agent.....................   Filed with this Amended Report.

10.34   Form of Warrant to Purchase Shares of
        Common Stock of the Company at a
        Purchase Price of $7.00 per Share.........................   Incorporated by reference to Exhibit 10.34 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).


10.35   Registration Rights Agreement between
        the Company, Appaloosa Investment
        Limited Partnership I, L. P. and
        certain entities related thereto..........................   Incorporated by reference to Exhibit 10.35 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.36   Form of Rollover Registration Rights
        Agreement.................................................   Incorporated by reference to Exhibit 10.36 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.37   Security Agreement between the Company
        and Appaloosa Investment Limited
        Partnership I, L.P. ......................................   Incorporated by reference to Exhibit 10.37 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.38   Letter Agreement dated October 21, 1999
        between the Company and Appaloosa Investment
        Limited Partnership I, L.P................................   Incorporated by reference to Exhibit 10.38 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.39   Form of Warrant to Purchase Shares of
        Common Stock of the Company at a
        Purchase Price of $3.00 per Share.........................   Incorporated by reference to Exhibit 10.39 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.40   15% Secured Note dated as of January 5,
        2000 between the Company and Appaloosa
        Investment Limited Partnership I, L.P.....................   Incorporated by reference to Exhibit 10.40 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.40(1a)  First Amendment to 15% Secured Note
        dated as of April 3, 2000 between the
        Company and Appaloosa Investment
        Limited Partnership I, L.P................................   Incorporated by reference to Exhibit 10.40(1a) to the
                                                                     Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1999 on April 14, 2000 (File No. 0-24128).

10.41   Form of Warrant to Purchase Shares of
        Common Stock of the Company...............................   Incorporated by reference to Exhibit 10.41 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.42   15% Secured Note dated as of April 3,
        2000 between the Company and Appaloosa
        Investment Limited Partnership I,
        L.P.......................................................   Incorporated by reference to Exhibit 10.42 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31, 1999 filed on April 14, 2000 (File No. 0-24128).

10.43   Letter Agreement dated as of April 3, 2000
        between the Company and
        Appaloosa Investment Limited Partnership I,
        L.P.......................................................   Incorporated by reference to Exhibit 10.43 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

10.44   Employment Agreement dated April 26, 2000
        between the Company and John S. Metz*.....................   Incorporated by reference to Exhibit 10.44 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended March 31,
                                                                     2000 filed on May 15, 2000 (File No. 0-24128).

10.45   Security Agreement dated April 26, 2000
        between the Company and Appaloosa
        Investment Limited Partnership I, L.P.....................   Incorporated by reference to Exhibit 10.45 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended March 31,
                                                                     2000 filed on May 15, 2000 (File No. 0-24128).

10.46   Form of Convertible Note..................................   Incorporated by reference to Exhibit 10.46 to the Registrant's
                                                                     Quarterly Report on Form 10-Q for the quarter ended March 31,
                                                                     2000 filed on May 15, 2000 (File No. 0-24128).

21      List of Subsidiaries......................................   Incorporated by reference to Exhibit 21 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).

23      Consent of Mahoney Sabol &
        Company, LLP..............................................   Filed with this Amended Report.

27      Financial Data Schedule...................................   Incorporated by reference to Exhibit 27 to the Registrant's
                                                                     Annual Report on Form 10-K for the year ended December 31,
                                                                     1999 filed on April 14, 2000 (File No. 0-24128).


* Management or employment contract required to be filed as an exhibit to this Form 10-K.

** Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission together with a confidential treatment request.

                                    SIGNATURE

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of October, 2000.

                                   BIO-PLEXUS, INC.

                                   By: /s/ John S. Metz
                                       -------------------------------------
                                       John S. Metz
                                       President and Chief Executive Officer



                                  EXHIBIT INDEX

Exhibit No.                                                            Description
-----------                                                            -----------
10.19(a) Amendment Agreement between the
        Company and Johnson & Johnson Medical,
        Division of Ethicon, Inc.** ........................           Filed with this Amended Report.

10.33    Convertible Note Purchase Agreement
         dated April 28, 2000 among the
         Company, the Purchasers and Appaloosa
         Management, L.P., as Collateral Agent...............          Filed with this Amended Report.

23       Consent of Mahoney Sabol & Company, LLP.............          Filed with this Amended Report.