Form 10-Q
period 2000-09-30
BIO PLEXUS INC
filed 2000-11-14
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark
 One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 2000


                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                    Shares Outstanding
      Class of Common Stock                                       as of November 6, 2000
      ---------------------                                       ----------------------
Common Stock, no par value                                         14,942,157

                                BIO-PLEXUS, INC.

                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                                                          PAGE
PART I.         FINANCIAL INFORMATION

    Item 1.     Financial Statements

                           Condensed Balance Sheets at September 30, 2000 (unaudited) and
                           December 31, 1999                                                                 1

                           Condensed Statements of Operations for the three months
                           ended September 30, 2000 (unaudited) and 1999                                     2

                           Condensed Statements of Operations for the nine months
                           ended September 30, 2000 (unaudited) and 1999                                     3

                           Condensed Statements of Cash Flows for the nine
                           months ended September 30, 2000 (unaudited) and 1999                              4

                           Notes to Condensed Financial Statements                                           5

    Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                              10


PART II.        OTHER INFORMATION

      Item 2.         Changes in Securities and Use of Proceeds                                             14

      Item 6.         Exhibits and Reports on Form 8-K                                                      15

SIGNATURES                                                                                                  16

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                    SEPTEMBER 30,
                                                                        2000             DECEMBER 31,
                                                                     (UNAUDITED)             1999
                                                                     ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $  5,627,000        $    867,000
     Accounts receivable                                                  692,000             908,000
     Inventories:
         Raw materials                                                  1,333,000             621,000
         Work-in-process                                                   27,000             474,000
         Finished goods                                                 2,177,000           1,167,000
                                                                     ------------        ------------
                                                                        3,537,000           2,262,000
                                                                     ------------        ------------
     Other current assets                                                 106,000             173,000
                                                                     ------------        ------------
         Total current assets                                           9,962,000           4,210,000
                                                                     ------------        ------------



Fixed assets, net                                                       6,623,000           4,384,000

Deferred debt financing expenses                                        1,076,000             465,000
Patents, net of amortization                                              415,000             335,000
Other assets                                                                3,000             253,000
                                                                     ------------        ------------
                                                                     $ 18,079,000        $  9,647,000
                                                                     ============        ============


LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Current portion of long-term debt                               $     61,000        $    899,000
     Note payable                                                              --           1,340,000
     Accounts payable and accrued expenses                                745,000             786,000
     Accrued interest payable                                               9,000              55,000
     Accrued vacation                                                     228,000             202,000
     Other accrued employee costs                                         199,000             226,000
                                                                     ------------        ------------
         Total current liabilities                                      1,242,000           3,508,000
                                                                     ------------        ------------

Long-term debt, net                                                    16,874,000           2,262,000
Redeemable common stock warrants                                          149,000             149,000
Commitments and contingencies (Note 4)                                         --                  --

Shareholders' (deficit) equity:
     Convertible preferred stock, no par value, 3,000,000
       authorized, no shares issued and outstanding                            --                  --
     Common stock, no par value, 40,000,000 authorized,
       14,942,157 and 14,083,807 shares issued and outstanding         76,218,000          71,833,000
     Accumulated deficit                                              (76,404,000)        (68,105,000)
                                                                     ------------        ------------
         Total shareholders' (deficit) equity                            (186,000)          3,728,000
                                                                     ------------        ------------
                                                                     $ 18,079,000        $  9,647,000
                                                                     ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                            BIO-PLEXUS, INC

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                              2000                1999
                                                          ------------        ------------
Revenue:
  Product                                                 $  1,151,000        $  1,143,000
  Services                                                      12,000             148,000
                                                          ------------        ------------
       Total revenue                                         1,163,000           1,291,000
                                                          ------------        ------------

Operating costs and expenses:
  Product                                                      578,000             630,000
  Services                                                          --              36,000
  Research and development                                     302,000             248,000
  Selling, general and administrative                        2,089,000           1,211,000
                                                          ------------        ------------
       Total operating costs and expenses                    2,969,000           2,125,000
                                                          ------------        ------------

Operating loss                                              (1,806,000)           (834,000)

Financing expenses:
  Amortization of deferred debt financing                       85,000              10,000
  Interest expense                                             704,000             208,000
  Other income                                                 (76,000)             (6,000)
                                                          ------------        ------------
       Total financing expenses                                713,000             212,000
                                                          ------------        ------------

Net loss                                                  $ (2,519,000)       $ (1,046,000)
                                                          ============        ============

Net loss per share of common stock:
  Basic and diluted                                       $      (0.17)       $      (0.08)
                                                          ============        ============

Weighted average common shares outstanding (Note 2)         14,904,911          13,552,117
                                                          ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                             BIO-PLEXUS, INC

                   CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)



                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                              2000                1999
                                                          ------------        ------------

Revenue:
  Product                                                 $  3,335,000        $  3,713,000
  Services                                                      46,000           1,325,000
  Licensing fees (Note 6)                                      100,000                  --
                                                          ------------        ------------
       Total revenue                                         3,481,000           5,038,000
                                                          ------------        ------------

Operating costs and expenses:
  Product                                                    1,668,000           2,165,000
  Services                                                      29,000              64,000
  Research and development                                     859,000             846,000
  Selling, general and administrative                        5,679,000           3,472,000
                                                          ------------        ------------
       Total operating costs and expenses                    8,235,000           6,547,000
                                                          ------------        ------------

Operating loss                                              (4,754,000)         (1,509,000)

Financing expenses:
  Amortization of deferred debt financing                      274,000              36,000
  Interest expense                                           3,485,000             593,000
  Other income                                                (214,000)            (56,000)
                                                          ------------        ------------
       Total financing expenses                              3,545,000             573,000
                                                          ------------        ------------

Net loss                                                  $ (8,299,000)       $ (2,082,000)
                                                          ============        ============

Net loss per share of common stock:
  Basic and diluted                                       $      (0.57)       $      (0.15)
                                                          ============        ============

Weighted average common shares outstanding (Note 2)         14,611,774          13,449,889
                                                          ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                           2000                1999
                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $ (8,299,000)       $ (2,082,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
      Depreciation and amortization                                         402,000             417,000
      Amortization of deferred debt financing expenses                      274,000              36,000
      Amortization of debt discount                                       2,255,000             292,000
      Decrease (increase) in assets:
         Accounts receivable                                                216,000             130,000
         Inventories                                                     (1,275,000)           (495,000)
         Other current assets                                                67,000                  --
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                              (41,000)            414,000
         Accrued interest payable                                           (46,000)            (16,000)
         Accrued vacation and other accrued employee costs                   (1,000)            (14,000)
         Accrued product replacement costs                                       --            (222,000)
         Decrease in deferred revenue                                            --            (875,000)
      Other                                                                 278,000             124,000
                                                                       ------------        ------------
           Net cash used in operating activities                         (6,170,000)         (2,291,000)
                                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets                               (2,620,000)           (250,000)
Long-term investments (Note 3)                                                   --             627,000
Cost of patents                                                            (100,000)            (55,000)
                                                                       ------------        ------------
           Net cash (used in) provided by investing activities           (2,720,000)            322,000
                                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (Note 3)                                 750,000           1,100,000
Proceeds from exercise of common stock options                               83,000              91,000
Accretion of interest payable                                               845,000                  --
Payments of deferred financing costs                                             --                  --
Increase (Decrease) in notes payable (Note 3)                             3,850,000            (250,000)
Proceeds from issuance of long-term debt                                  9,900,000           2,092,000
Payments of Deferred Financing Costs                                       (885,000)                 --
Proceeds from sale and leaseback                                                 --             137,000
Repayments of long-term debt (Note 3)                                      (893,000)         (1,541,000)
                                                                       ------------        ------------
           Net cash provided by financing activities                     13,650,000           1,629,000
                                                                       ------------        ------------

           Net  increase (decrease) in cash and cash equivalents          4,760,000            (340,000)
           Cash and cash equivalents, beginning of
             period                                                         867,000             535,000
                                                                       ------------        ------------
           Cash and cash equivalents, end of period                    $  5,627,000        $    195,000
                                                                       ============        ============

Supplemental cash flow disclosures:
      Cash payments of interest                                        $    429,000        $    316,000
      Cash payments of income taxes                                    $         --        $      4,000
      Surrender of debt upon conversion to equity                      $  1,333,000        $     83,000


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


NOTE 2 - EARNINGS PER SHARE

      Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. In determining net loss per common share for the periods ended September 2000 and 1999, common stock equivalents were excluded from the computation as their effect was anti-dilutive.


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

Convertible Debentures

      On April 27, 1999, the Company sold an aggregate principal amount of $2,500,000 of its 6% Convertible Debentures due June 30, 2004 (the "6% Debentures") to several purchasers (the "Debenture Holders") (the "Convertible Debenture Financing"). The 6% Debentures were convertible at any time at the option of the Debenture Holders into shares of the Company's Common Stock at the lesser of a fixed conversion price of $3.06 per share (as may be adjusted from time to time) or a floating conversion price at the time of the conversion if the floating conversion price is less than $3.06 per share (as may be adjusted from time to time). The 6% Debentures could be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. As of September 30, 2000, the Debenture Holders had converted all of the $2,500,000 outstanding principal balance of the 6% Debentures into 880,733 shares of Common Stock. The Company and the Debenture Holders had limited put and call options, respectively, for additional 6% Debentures. In connection with a subsequent financing with Appaloosa Management, L.P. and certain related entities, the Company agreed not to exercise its put right under the 6% Debentures. As of July 26, 2000, the Debenture Holders' call options expired and were not exercised. In connection with the Convertible Debenture Financing, the Company issued a warrant to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $3.38 per share.

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

NOTE 4 - COMMITMENTS

      As of September 30, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $1,230,000 which primarily represent purchases for the Company's winged intravenous set production line, computer equipment and building improvements.


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

      Information with respect to revenue, operating profit or loss and capital expenditures attributable to each of the Company's business segments are as follows:

Segment Revenue

                                           Three Months Ended September 30,             Nine Months Ended September 30,
                                          ------------------------------------       ------------------------------------
                                             2000         1999         1998             2000         1999         1998
                                          ----------   ----------   ----------       ----------   ----------   ----------

Safety Medical Products and Accessories   $1,151,000   $1,122,000   $  921,000       $3,272,000   $3,668,000   $2,602,000

Joint Venture Design & Development            12,000      169,000    2,067,000          209,000    1,370,000    4,267,000
                                          ----------   ----------   ----------       ----------   ----------   ----------

Total Consolidated Revenue                $1,163,000   $1,291,000   $2,988,000       $3,481,000   $5,038,000   $6,869,000
                                          ==========   ==========   ==========       ==========   ==========   ==========


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

                                                Three Months Ended September 30,              Nine Months Ended September 30,
                                              --------------------------------------       --------------------------------------
                                                2000          1999          1998             2000          1999          1998
                                              ----------    ----------    ----------       ----------    ----------    ----------
TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and Accessories       $  942,000    $1,029,000    $  710,000       $2,687,000    $2,847,000    $2,211,000
Joint Venture Design & Development                12,000        68,000     2,067,000          209,000     1,178,000     4,267,000

OTHER DOMESTIC SALES                             209,000       173,000       124,000          585,000       484,000       254,000

EXPORT SALES:
Safety Medical Products and Accessories               --        21,000        87,000               --       529,000       137,000
Joint Venture Design & Development                    --            --            --               --            --            --
                                              ----------    ----------    ----------       ----------    ----------   -----------

TOTAL CONSOLIDATED REVENUE                    $1,163,000    $1,291,000    $2,988,000       $3,481,000    $5,038,000    $6,869,000
                                              ==========    ==========    ==========       ==========    ==========    ==========

     During the periods presented, there were no material intersegment revenues.

Segment Operating Profit

                                               Three Months Ended September 30,                Nine Months Ended September 30,
                                           ------------------------------------------     -----------------------------------------
                                              2000           1999            1998            2000           1999           1998
                                           -----------    -----------     -----------     -----------    -----------    -----------

Safety Medical Products and Accessories    $   573,000    $   559,000     $   280,000     $ 1,610,000    $ 1,593,000    $   473,000
Joint Venture Design & Development              12,000        116,000       1,128,000         174,000      1,266,000      2,434,000
                                           -----------    -----------     -----------     -----------    -----------    -----------

Total Consolidated Operating Profit            585,000        675,000       1,408,000       1,784,000      2,859,000      2,907,000
                                           -----------    -----------     -----------     -----------    -----------    -----------

Selling, General and Administrative
Expenses                                    (2,089,000)    (1,211,000)     (1,049,000)     (5,679,000)    (3,472,000)    (3,480,000)
Other                                         (302,000)      (298,000)       (147,000)       (859,000)      (896,000)      (260,000)

Financing Expenses                            (713,000)      (212,000)       (150,000)     (3,545,000)      (573,000)      (454,000)
                                           -----------    -----------     -----------     -----------    -----------    -----------

Net (Loss) Profit                          ($2,519,000)   ($1,046,000)    $    62,000     ($8,299,000)   ($2,082,000)   ($1,287,000)
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

Segment Capital Expenditures

                                               Three Months Ended September 30,       Nine Months Ended September 30,
                                              ---------------------------------      -------------------------------------
                                                2000          1999         1998          2000          1999         1998
                                              ----------    ----------    -----       ----------    ----------   ----------

Safety Medical Products and Accessories       $1,767,000    $  146,000    $  --       $2,620,000    $  250,000   $  479,000
Joint Venture Design & Development                    --            --       --               --            --           --
                                              ----------    ----------    -----       ----------    ----------   ----------

Total Consolidated Capital Expenditures       $1,767,000    $  146,000    $  --       $2,620,000    $  250,000   $  479,000
                                              ==========    ==========    =====       ==========    ==========   ==========


     There has been no material change in identifiable assets related to reportable segments since the 1999 Annual Report.

NOTE 6 - LICENSING AGREEMENTS

      On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter ("PICC") introducer with TFX Medical. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring the Company's proprietary Punctur-Guard(R) technology. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement included additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers. Under the Design, Development and Asset Transfer Agreement, the Company would design and develop safety needle assemblies to be used with the TFX peelable catheter, and would modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement In the first quarter of 2000, the Company completed its obligations under the Design, Development and Asset Transfer Agreements, and recognized licensing fee revenue of $100,000. In the third quarter of 2000, the Company recognized royalty income from TFX Medical of $12,000 from the sales of the PICC introducer. This amount was reflected as services revenue in the Statement of Operations.


NOTE 7 - SUBSEQUENT EVENTS

      On November 3, 2000, the Premier group purchasing program awarded the Company an 18-month purchasing contract for its PUNCTUR-GUARD(R) blood collection needles, along with the other companies that provide safety devices used in phlebotomy procedures such as drawing blood from patients for lab testing. These group purchasing contracts were developed through a special Premier Breakthroughs Technology process intended to identify new medical technologies offering the potential for value in clinical efficiency, safety for patients and workers, and cost-effectiveness across the path of care. Premier will sponsor a formal member evaluation of the Company's product, which is set to commence soon after January 1, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussions set forth in this Management's Discussion and Analysis of the Results of Operations and Financial Condition and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of such forward-looking terminology as "believes," "expects," "may," "will," "should," or "anticipates" or negatives thereof or other derivations thereon or comparable terminology, or discussions of strategy that involves risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the Company's expectation regarding gross profit and operating income, general economic conditions and growth in the safety medical products industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, ability to obtain financing, or to access capital which may be dependent upon maintaining its NASDAQ listing, of which there can be no assurances, and other risk factors and uncertainties detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

      The Company's principal focus is the design, development, testing and evaluation of its blood collection safety needle and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products. Since its inception in September 1987 through September 30, 2000, the Company has incurred cumulative losses totaling approximately $76,404,000. For the Company to achieve profitability, continued reductions in manufacturing costs and increases in sales are necessary, as well as the addition of new product lines. The Company has also focused its efforts on developing strategic partnerships with major healthcare companies in order to bring other products to market featuring its patented internal blunting technology.

      In January 2000, the Company entered into a distribution agreement with Owens & Minor, a major distributor of medical products to hospitals throughout the United States. Owens & Minor, a Fortune 500 company headquartered in Richmond, Virginia, is the nation's largest distributor of national brand medical and surgical supplies. Owens & Minor's distribution centers serve hospitals, integrated healthcare systems and group purchasing organizations nationwide. The distribution agreement allows Owens & Minor to purchase and distribute all of the Bio-Plexus blood collection products.

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

      On July 19, 2000, the Company entered into a distribution agreement with Claflin Company, a distributer of medical and surgical products located in East Providence, Rhode Island. The agreement permits Claflin to purchase and distribute all of the Company's blood collection products on a non-exclusive basis. The agreement has an initial term of two years, and shall be automatically renewed for successive terms of one year until terminated by either party.

      On September 7, 2000, the Company entered into a distribution agreement with AmeriSource Medical Supply, a distributer of medical products located in Knoxville, Tennessee. The agreement permits AmeriSource to purchase and distribute all of the Company's blood collection products on a non-exclusive basis. The agreement has an initial term of two years, and shall be automatically renewed for successive terms of one year until terminated by either party.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      The Company had product sales of $1,151,000 for the three months ended September 30, 2000 compared to $1,143,000 for the same period in 1999. Product costs decreased to $578,000 for the three months ended September 30, 2000 compared to $630,000 for the same period in 1999 primarily from lower manufacturing costs associated with the blood collection needle production line.

      Total revenues decreased from $1,291,000 to $1,163,000 due primarily to a decrease of service revenue for the three months ended September 30, 2000 from $148,000 in 1999 to $0 for the same period in 2000. The decrease in service revenue was primarily attributable to the Company's completion of the I.V. catheter development project for JJM in the first quarter of 1999 and its completion of the PICC Introducer development project for TFX during the first quarter of 2000. There was also a corresponding $36,000 decrease in service costs due to the completion of these projects.

      Research and development expenses were $302,000 for the three months ended September 30, 2000 compared to $248,000 for the same period in 1999. The increase in these costs resulted primarily from increased research and development activities associated with the winged intravenous set development project.

      Selling, general and administrative expenses were $2,089,000 for the three months ended September 30, 2000 compared to $1,211,000 for the same period in 1999. The increase in these costs resulted from increases of approximately $328,000 in sales and marketing expenses and the hiring of additional personnel, and approximately $478,000 in general management and administrative expenses due to costs associated with the hiring of the Company's chief executive officer, increases in professional fees, insurance expense, and consulting fees.

      Financing expenses were $713,000 for the three months ended September 30, 2000 compared to $212,000 for the same period in 1999. The increase in these costs resulted primarily from an increase of $61,000 of debt discount amortization in the third quarter of 2000 and an increase of $436,000 in interest expense, primarily associated with the Permanent Financing debt obligations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      The Company had product sales of $3,335,000 for the nine months ended September 30, 2000 compared to $3,713,000 for the same period in 1999. The decrease is primarily attributable to decreased sales of safety medical devices in Europe and reduced shipments domestically as distributors utilized excess inventories ordered due to Year 2000 concerns. Product costs were $1,668,000 for the nine months ended September 30, 2000 compared to $2,165,000 for the same period in 1999. The decrease in these costs resulted primarily from lower shipments, lower manfacturing costs associated with the blood collection needle product line, and completion of outside development projects.

      The Company had revenues from services totaling $46,000 for the nine months ended September 30, 2000 compared to $1,325,000 for the same period in 1999. The decrease was primarily attributable to the Company's completion of the I.V. catheter development project for JJM in the first quarter of 1999.

      The Company had licensing fee revenue of $100,000 in the first quarter of 2000 which was attributable to the completion of the PICC Introducer development project for TFX.

      Research and development expenses were $859,000 for the nine months ended September 30, 2000 compared to $846,000 for the same period in 1999. The increase in these costs resulted primarily from increased research and development activities associated with the winged intravenous set development project.

      Selling, general and administrative expenses were $5,679,000 for the nine months ended September 30, 2000 compared to $3,472,000 for the same period in 1999. The increase in these costs was primarily comprised of approximately $1,206,000 in sales and marketing expenses, and approximately $1,006,000 in administrative expenses primarily due to costs associated with the hiring of the Company's chief executive officer, increases in professional fees, insurance expense and consulting fees.

      Financing expenses were $3,545,000 for the nine months ended September 30, 2000, compared to $573,000 for the same period in 1999. The increase in these costs resulted primarily from $238,000 of debt discount amortization and interest expense of $2,892,000 from the Bridge Notes and Permanent Financing debt obligations.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings, the issuance of debt securities, and the sale of equity securities. Through September 30, 2000, the Company has received net proceeds of approximately $48,456,000 through borrowings and the issuance of debt securities and $51,297,000 through the sale of equity securities.

      Net cash used in operating activities for the nine months ended September 30, 2000 totaled $6,170,000 and was primarily due to a net loss for the period of $8,299,000 and an increase in inventory balances of $1,275,000 due to lower than expected sales volumes during the period. The cash used in operating activities was partially offset by the amortization of deferred debt discount of $2,255,000 included in the net loss due to the recording of the Bridge Notes and Permanent Financing debt obligations.

      Net cash used in investing activities amounted to $2,720,000 for the nine month period ended September 30, 2000 primarily due to additions to fixed assets totaling $2,620,000 consisting substantially of capitalized costs associated with the construction of its winged intravenous set production line.

      Net cash provided by financing activities amounted to $13,650,000 for the nine months ended September 30, 2000. Contributing to the provision of net cash from financing activities were transactions associated with the Permanent Financing totaling $14,500,000, including proceeds from the sale of stock of $750,000, and proceeds from the issuance of long-term debt and notes payable of $13,750,000. The provision of net cash was partially offset by the repayment of debt totalling $893,000 and the payment of deferred financing costs associated with the Permanent Financing totalling $885,000.

      The Company's primary cash requirement for the remainder of 2000 will be for working capital to launch new products, to repay outstanding debt, and continue research and development on its winged intravenous set and other new products. The Company is considering the development of a strategic partnership with one or more healthcare companies to assist in bringing additional products to market featuring the Company's proprietary internal blunting technology.

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

      The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements through the end of 2000. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these factors are the success of its product commercialization and marketing efforts and the efforts of its strategic partners and distributors in commercializing and selling the Company's products and products based on the Company's technology, the competitive advantages and pricing of the Company's products, and access to favorable financing and capital markets that can provide the Company with the resources, when necessary, to fund its strategic priorities.

      The Company continues to explore additional financing alternatives and potential strategic relationships which may provide the Company with additional sources of working capital. There can be no assurances that the Company will be able to secure such additional sources of working capital. Failure to raise needed capital may have a material adverse impact on the Company's operations, development plans and cash flows.


PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended September 30, 2000, the Debenture Holders converted a total of $163,540 of the outstanding principal balance of 6% Debentures into 86,218 shares of Common Stock. At September 30, 2000 all outstanding 6% Debentures had been converted into shares of Common Stock.





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit No.                   Description                                    Method of Filing
 ----------                    -----------                                    ----------------
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

    10.47      Amended 1991 Long-term Incentive Plan        Incorporated by reference to Exhibit 99.2 to the
                                                            Registrant's Registration Statement on Form S-8
                                                            filed on October 27, 2000 (File No. 333-48826)

     27        Financial Data Schedule                      Filed with this Report.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Bio-Plexus, Inc.
                                  ----------------------------------------------
                                  (Registrant)


       November 14, 2000       /s/ JOHN S. METZ
      ------------------           -------------------------------------------
                 (Date)            John S. Metz
                                   President and Chief Executive Officer

       November 14, 2000       /s/ KIMBERLEY A. CADY
      ------------------           -------------------------------------------
                 (Date)            Kimberley A. Cady
                                   Vice President of Finance and Chief
                                   Financial Officer