Form 10-K
period 2000-12-31
BIO PLEXUS INC
filed 2001-07-17
CIK 865532

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                              TITLE OF EACH CLASS:

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant at June 22, 2001, was $5,330,738.

     On June 22, 2001, there were 15,002,162 outstanding shares of the registrant's common stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     The discussions set forth below and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are identified by the use of such terminology as "believes," "expects," "may," "should," "anticipates," "plans," "estimates," and "intends," or derivations or negatives thereof or comparable terminology. Accordingly, such statements involve risks (known and unknown) and uncertainties. These risks and uncertainties include the Company's ability to timely and fully implement its bankruptcy court confirmed plan of reorganization; the consummation of the private placement financing provided for in the plan; the availability of sufficient capital to fund the Company's operations pending consummation of that financing; the continued willingness of the Company's customers, vendors and employees to maintain their relationships with the Company during this period; the acceptance of the Company's products by health care professionals; the Company's ability to protect its propriety technology; availability of qualified personnel; changes in, or failure to comply with government regulations; the risks associated with expanding the Company's business internationally; general economic and business conditions; and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

                          COMPANY'S CHAPTER 11 FILING

     On April 4, 2001 (the "Petition Date") the Company filed a voluntary petition for relief under chapter 11 of the United States Code the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut. As of the Petition Date, the Company commenced operating its business and manages its properties as a debtor-in-possession.

     On April 4, 2001, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Company's chapter 11 case and the anticipated organization, operation and financing of reorganized Bio-Plexus ("Reorganized Bio-Plexus"). The Company subsequently filed certain amendments to the Plan of Reorganization to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization. Among other things, the Plan of Reorganization (1) divides the Company's creditors into eight classes; (2) provides that certain classes of creditors will be paid in full, and will be otherwise rendered unimpaired; (3) provides that, in exchange for their secured claim, Appaloosa Management, L.P., Appaloosa Investment Limited Partnership I, and Palomino Fund Ltd. (collectively, "Appaloosa Entities") will receive shares of common stock of the Reorganized Bio-Plexus representing 85% of the Reorganized Bio-Plexus outstanding common stock, and (4) provides that holders of common stock issued prior to the confirmation of the Plan of Reorganization will receive, in substitution of their existing shares, new shares of common stock of the Reorganized Bio-Plexus, which will constitute 15% of Reorganized Bio-Plexus outstanding common stock.

     On June 12, 2001 a confirmation order was issued by the United States Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129, and the Company emerged from its debtor-in-possession status as the Reorganized Bio-Plexus. The conditions precedent to the effectiveness of the Plan of Reorganization include, among other things, reincorporation of the Reorganized Bio-Plexus in the State of Delaware, there being no material adverse change in the development and launch of the Company's Winged Set product, and the consummation of a private placement of $3.0 million with the Appaloosa Entities. In connection with the private placement, the Company will issue to the Appaloosa Entities 1,314,060 additional shares of Common Stock of the Reorganized Bio-Plexus and warrants to purchase an additional 1,314,060 additional shares of Common Stock of the Reorganized Bio-Plexus. See "Business: The Appaloosa Private Placement."

     The Plan of Reorganization will have a material effect on certain facts which existed as of December 31, 2000, including the termination of certain outstanding options, warrants and other rights (such as conversion rights) to acquire the Company's common stock. For a more complete description of the Company's Chapter 11 filing, see "Item 1 Business -- Chapter 11 Filing" and the copy of the Plan of Reorganization (as amended), a copy of which is filed herewith as an exhibit.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     An investment in our Common Stock offered involves a high degree of risk and should not be made if you cannot afford the loss of your entire investment. In evaluating our business, and us you should carefully consider the following risk factors in addition to the other information we have included in this Report.

WE NEED TO COMPLETE A $3 MILLION PRIVATE PLACEMENT

     To date, our capital requirements have been significant. We have relied upon the proceeds of sales of our securities and other financing vehicles to continue research and development and to fund our working capital requirements. The Plan of Reorganization contemplates that we will obtain $3 million of new equity capital through a private placement of common stock to placement with the Appaloosa Entities. A portion of the new equity capital will be used to repay outstanding indebtedness to Appaloosa Management, L.P. which provided debtor-in-possession financing to the Company during the Chapter 11 case. We estimate that the net proceeds of that private placement to the Company will be approximately $2.7 million. In exchange for its capital investment, the Appaloosa Entities will receive 1,314,060 additional shares of Common Stock of the Reorganized Bio-Plexus and warrants to purchase an additional 1,314,060 additional shares of Common Stock of the Reorganized Bio-Plexus. To receive this new equity capital, the Company must first meet certain conditions. These conditions include reincorporating the Reorganized Bio-Plexus in the State of Delaware, and there being no material adverse change in the development and launch of the Company's Winged Set product. Although we believe we will satisfy all of the conditions to the private placement and consummate the private placement, there can be no assurances that the private placement will be consummated. See "Business: The Appaloosa Private Placement."

WE HAVE EXPERIENCED A HISTORY OF LOSSES AND ANY FUTURE PROFITABILITY IS
UNCERTAIN

     We were formed in 1987, and we have not yet made a profit. We cannot guarantee that we will ever be profitable. Furthermore, we may incur additional losses. As of December 31, 2000 we had an accumulated deficit of approximately $78,831,000 and we cannot assure investors that we will ever achieve profitability or positive operating cash flow. Our relatively limited history of operations, the nature of our business, and our limited marketing and manufacturing experience make the prediction of future operating results difficult and highly unreliable. Our future prospects, therefore, must be evaluated in light of the substantial risks, expenses, delays and difficulties normally encountered by companies in the medical device industry, which is characterized by an increasing number of participants, intense competition and a high rate of failure. We cannot assure investors that we will be able to market our products at prices and in quantities that will generate a profit. We cannot assure investors that we can avoid potential delays and expenses in developing new products, problems with production and marketing or other unexpected difficulties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE BEEN DELISTED FROM THE NASDAQ SMALLCAP STOCK MARKET AND WE ARE NOW REGULATED AS A "PENNY STOCK"

     The Nasdaq SmallCap Stock Market has notified us that our Common Stock was delisted from The Nasdaq Stock Market effective with the opening of business on March 6, 2001. The delisting was as a result of the Company's failure to meet Nasdaq's requirements for continued listing. The Company did not appeal the delisting on the Nasdaq National Market and is not currently eligible for listing on The New York Stock Exchange or the American Stock Exchange.

     Trading in our Common Stock is being conducted on the National Association of Securities Dealers' Pink Sheets and could also be subject to additional restrictions. As a consequence of such delisting, it is expected that our stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, such delisting will make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

     Our Common Stock may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations, which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. Since our Common Stock is not listed on the Nasdaq National Market and no other exception applies, our Common Stock is subject to the SEC's Penny Stock Rules, Rules 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell our securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer.

WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR ACCOUNTANTS

     We currently require substantial amounts of capital to fund current operations and to implement our new business plan to be developed. Due to our Chapter 11 filing, recurring losses from operations, an accumulated deficit, and our inability to obtain sufficient permanent financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters raise substantial doubt about our ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR SUCCESS DEPENDS ON GREATER COMMERCIAL ACCEPTANCE; WE ARE NOT ABLE TO PREDICT FUTURE COMMERCIAL ACCEPTANCE

     Our future depends on the success of our current safety medical products and the development of new safety medical products, which depends primarily on health care professionals accepting our products as reliable, accurate and cost-effective replacement for traditional medical products. We cannot predict how quickly the market will accept our safety blood collection needles and related accessory products that are marketed under the Punctur-Guard(R) and Drop-It(R) trademarks. We cannot predict how quickly we will be able to introduce new safety medical products to the market either independently or through our strategic partnerships with other healthcare companies. Although we continue to focus on developing additional safety medical products featuring our patented internal blunting technology to respond to the needs of health care professionals, we cannot guarantee that we will be able to develop enough additional safety medical products quickly enough or in a way that is cost-effective or at all.

OUR MANUFACTURING IS SUBJECT TO CERTAIN RISKS

     We may face unexpected technical problems in trying to transfer product ideas from the development stage to the manufacturing stage. These technical problems could delay our plans for new product releases. In addition, our manufacturing processes involve proprietary molds, machinery and systems to manufacture our safety needle and related products which our manufacturing personnel must continuously monitor and update, especially as we develop more products. Also, we may not be able to predict or satisfy changing customer demands for certain products and it could take longer than expected for us to change the manufacturing processes to respond to these demands. As a result, we may not have sufficient inventory to meet customer demands or we may have too much product inventory at times, which could affect our relationships with customers and negatively affect our working capital. In order to be profitable, we must manufacture greater quantities of products than we have to date and we must do this more efficiently than we have. We cannot assure investors that we will be able to produce our products at commercially reasonable costs. Only a few outside vendors make some of our components. We may not be able to meet the demand for our products if one or more of these vendors could not supply us with the needed components. Our Vernon, Connecticut facility is our only manufacturing facility. If this facility were damaged or closed due to fire or other causes, it would present serious consequences adversely impacting the viability of our business.

WE MAY NOT BE SUCCESSFUL IN DEFENDING OUR PROPRIETARY RIGHTS

     Our commercial success depends partly upon our trade secrets, know-how, trademarks, patents and other proprietary rights. We actively seek patent protection for our proprietary technology in the United States and internationally, but we cannot assure investors that third parties will not challenge our patents or that they will not be invalidated or designed around or that they will provide a commercially significant level of protection. We cannot assure investors that any pending patent applications or applications filed in the future will result in a patent being issued to us. Furthermore, once issued, a patent is not always valid or enforceable, and a patent holder may still infringe the patent rights of others. If our key patents are invalidated or expire, this could lead to increased competition and would adversely affect our business. In addition, we may be found to have infringed the proprietary rights of others or may be required to respond to patent infringement claims and may have to litigate to determine the priority of inventions. Litigation may be necessary to enforce our patents, trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. It would be a substantial expense to our business and a diversion of our personnel's time and effort to defend and prosecute intellectual property suits and related legal and administrative proceedings. A determination against us could be very costly and/or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Furthermore, we cannot assure investors that we will be able to maintain the confidentiality of our trade secrets or know-how or that others may not develop or acquire trade secrets or know-how that are similar to ours.

WE COMPETE AGAINST LARGER, STRONGER ENTITIES THAT SELL MORE ESTABLISHED SAFETY MEDICAL PRODUCTS

     Our success depends on our ability to establish and maintain a competitive position in the safety medical product market, particularly with respect to our Punctur-Guard(R) safety needles and related products. We expect that manufacturers of conventional medical products will compete intensely to maintain their markets and revenues. Some of these manufacturers currently offer products, which many perceive to be less expensive to operate, and which include a broader range of applications than the products we offer and expect to offer. We cannot assure investors that competitive pressures will not result in price reductions of our products, which could adversely affect our profitability. In addition, health care professionals may choose to maintain their current method of blood collection, which may not rely on self-blunting needle technology. We also face competition from manufacturers of alternative safety medical products intended for similar use. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than ours. Our products may become obsolete or non-competitive if rapid technological changes or developments occur. We may need to make substantial investments in and commit significant resources to product improvement and development in order to stay competitive and successfully introduce new products. We cannot assure investors that we will have the resources necessary to make such investments. If we do have the required resources, we cannot assure investors that we will be able to respond adequately to technological or market changes.

WE DEPEND ON KEY MEMBERS OF OUR STAFF AND MUST RETAIN AND RECRUIT QUALIFIED INDIVIDUALS IF WE ARE TO BE COMPETITIVE

     Our success depends on our ability to attract and retain certain scientific, technical, regulatory and managerial personnel. If we lose key personnel, it could have a materially adverse effect on our business. Competition for qualified personnel is intense and we cannot assure investors that we will be successful in recruiting or retaining such personnel in the future.

OUR PRODUCTS ARE REGULATED BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION
(FDA)

     The FDA regulates our products in the United States as medical devices. The process of obtaining United States regulatory approvals and clearances may be lengthy, expensive and uncertain. Commercial distribution of our products in foreign countries may be subject to varying governmental regulation that may delay or restrict the marketing of our products in those countries. In addition, other regulatory authorities may impose limitations on the use of our products. FDA enforcement policy strictly prohibits the marketing of FDA-cleared or approved medical devices for unapproved uses. Our manufacturing operations are subject to compliance with Good Manufacturing Practices ("GMP") regulations of the FDA and similar foreign regulations. These regulations include controls over design, testing, production, labeling, documentation and storage of medical devices. Enforcement of GMP regulations has increased significantly in the last several years and the FDA has stated publicly that compliance will be more strictly monitored in the future. Our facilities and manufacturing processes, as well as those of current and future third party suppliers, will be subject to periodic inspection by the FDA and other regulatory authorities. Failure to comply with these and other regulatory requirements could result in, among other measures, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension or production, refusal of the government to grant clearance or approval for devices, withdrawal of clearances or approvals, or criminal prosecution, which would have an adverse effect on our business.

RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS

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

SIGNIFICANT STOCKHOLDERS CAN EXERCISE INFLUENCE OVER THE COMPANY

     Upon consummation of the Private Placement, and the effectiveness of the Plan of Reorganization, the Appaloosa Entities will own shares of the Reorganized Bio-Plexus constituting approximately 87% of its outstanding common stock. As a result, the Appaloosa Entities will be able to control the outcome of stockholder votes. Examples of stockholder votes include those for the election of directors, changes in our Certificate of Incorporation and Bylaws and approving certain mergers or other similar transactions, such as a sale of all or substantially all of our assets. See "Security Ownership of Certain Beneficial Owners and Management."

THE COMPANY'S STOCK PRICE IS VOLATILE AND INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK

     The market price of our Common Stock has fluctuated significantly and as a result, it has been described as "volatile." Future announcements concerning our competitors, including operating results, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, or litigation could have a significant impact on the market price of our Common Stock. In addition, the Appaloosa Entities will have the right to request under the Securities Act of 1933, as amended, that we register the shares of Common Stock it beneficially owns for public sale. If we registered these shares, they would, subject to certain volume limitations, become freely tradable. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations, which may adversely affect the market price of our Common Stock. Some of these fluctuations have particularly affected companies in the medical device industry and they have often been unrelated to the operating performance of such companies. In addition, general economic, political and market conditions may also adversely affect the market price of our Common Stock. We cannot assure investors that the trading price of our Common Stock will remain at or near its current level.

                                BIO-PLEXUS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                  PART I
Item 1.   Business....................................................    9
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings and Other Matters.........................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   20
                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................   21
Item 6.   Selected Financial Data.....................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   23
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   28
                                 PART III
Item 10.  Executive Officers and Directors of the Registrant..........   28
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   37
Item 13.  Certain Relationships and Related Transactions..............   38
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   38

                                     PART I

ITEM 1.  BUSINESS

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

     The Drop-It(R) Needle Disposal Container is a one-quart, tray-mountable container. The container offers fast, one handed needle disposal with push button or automatic release when used with a Drop-It(R) Quick Release Needle Holder or Punctur-Guard Revolution(TM) Needle Holder. It offers temporary and permanent-locking tabs, is injection molded for uniform thickness, and meets OSHA Standards for needle disposal containers.

     The Company also manufactures a standard needle holder, which can be used with both Punctur-Guard(R) and standard blood collection needles.

     The Company continued to focus on the design and development of new products during 2000. The redesign and continued development of the Company's Punctur-Guard(R) winged set for blood collection continued during 2000. This product is currently in clinical-use evaluation in preparation for full commercial launch. The Company also fulfilled its obligations under the development agreements with TFX for the PICC introducer catheter during 1999 and into the beginning of 2000. The Company has also identified several other potential applications of its self-blunting technology to other needle products.

     The Company is considering establishing joint venture agreements on one or more of its new products, which could assist the Company in raising additional capital and help fund the research and development costs related to these products.

  Chapter 11 Filing

     On April 4, 2001 (the "Petition Date") the Company filed a voluntary petition for relief under chapter 11 of the United States Code the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut. As of the Petition Date, the Company commenced operating its business and manages its properties as a debtor-in-possession.

     On April 4, 2001, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Company's chapter 11 case and the anticipated organization, operation and financing of reorganized Bio-Plexus ("Reorganized Bio-Plexus"). The Disclosure Statement also describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distributions will be made to the Company's creditors under the Plan of Reorganization for all amounts that were owed to such parties on the Petition Date. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

     The Plan of Reorganization divides the Company's creditors into eight classes: Allowed Secured Claim of Victor and Margaret DeMattia (Class 1); Allowed Secured Claim of Spafford Leasing (Class 2); Allowed Priority Claims under Bankruptcy Code section 507(a)(3) (Class 3); Allowed Priority Claims under Bankruptcy Code section 507(a)(4) (Class 4); Allowed Secured Claim of the Appaloosa Entities (Class 5); Allowed Unsecured Claims (Class 6); Allowed Interests of Holders of Old Common Stock (Class 7); Allowed Interests of Holders of Other Interests (Class 8).

     In general, the Plan of Reorganization provides that holders of Administrative Claims, Allowed Tax Claims, Allowed Priority Claims and Allowed Unsecured Claims will be paid in full, and will be otherwise rendered unimpaired. Allowed Secured Claims other than the Allowed Secured Claim of the Appaloosa Entities will be reinstated and paid in accordance with their terms. In exchange for its Allowed Secured Claim, the Appaloosa Entities (the Company's largest secured creditor) will receive common stock of the Reorganized Bio-Plexus which will constitute 85% of outstanding common stock of the Reorganized Bio-Plexus. Holders of common stock issued prior to the confirmation of the Plan of Reorganization will receive, in substitution of their existing shares, new shares of common stock of the Reorganized Bio-Plexus, which will constitute 15% of Reorganized Bio-Plexus outstanding common stock.

     The Plan of Reorganization also sets forth certain information, means for implementation of the Plan of Reorganization, the effect of rejection of the Plan of Reorganization by one or more classes of claims or interests, provisions for how distributions will be made to the Company's creditors, the treatment of executory contracts and leases and conditions precedent to confirmation of the Plan of Reorganization and the occurrence of the Effective Date of the Plan of Reorganization.

     The Company filed with the United States Bankruptcy Court the First Amended Plan of Reorganization on April 19, 2001 and the Modified First Amended Plan of Reorganization on June 12, 2001 to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization.

     On April 19, 2001 an order was approved by the Bankruptcy Court (i) approving the Disclosure Statement (ii) establishing solicitation, voting, and tabulation procedures and deadlines, and (iii) scheduling a hearing to consider confirmation of the Plan of Reorganization, establishing deadlines and procedures for filing objections to confirmation of the Plan of Reorganization.

     On June 12, 2001 a confirmation order was issued by the United States Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129. Conditions precedent to the Effective Date of the Plan of Reorganization include, among other things, reincorporation of Reorganized Bio-Plexus in the State of Delaware, the commercial launch of the Company's Winged Set product, and the private placement of $3.0 million by the Appaloosa Entities in exchange for the issuance to the Appaloosa Entities of 1,314,060 additional shares of Common Stock of the Reorganized Bio-Plexus and warrants to purchase an additional 1,314,060 additional shares of Common Stock of the Reorganized Bio-Plexus.

  NASDAQ Delisting

     The Nasdaq SmallCap Stock Market notified the Company that our Common Stock was delisted from The Nasdaq Stock Market effective with the opening of business on March 6, 2001. The delisting was as a result of the Company's failure to meet Nasdaq's requirements for continued listing. The Company did not appeal the delisting on the Nasdaq National Market and is not currently eligible for listing on The New York Stock Exchange or the American Stock Exchange.

     Trading in the Company's Common Stock is being conducted on the National Association of Securities Dealers' Pink Sheets and could also be subject to additional restrictions. As a consequence of such delisting, it is expected that the Company's stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, such delisting will make the Company's Common Stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

     The Company's Common Stock may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If our Common Stock is not listed on the Nasdaq National Market and no other exception applies, our Common Stock may be subject to the SEC's Penny Stock Rules, Rules 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell our securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer.

  General Development of Business

     The Company was incorporated under the laws of the State of Connecticut in September 1987 for the purpose of designing, developing, manufacturing and selling safety medical products. Its executive offices and manufacturing facility are located at 129 Reservoir Road, Vernon, Connecticut 06066, and its telephone number is (860) 870-6112. All references herein to the "Company" refer to Bio-Plexus, Inc. unless otherwise indicated by context.

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

     In September 1995, the Company completed a secondary public offering of securities involving the sale of 1,725,000 shares of common stock at $11.25 per share. The net proceeds totaled $17,575,000, of which the Company utilized $4,000,000 to repay outstanding debt obligations. The balance was used for working capital to sustain ongoing operations, to purchase additional machinery and equipment, and to continue to improve and expand it's manufacturing and marketing operations, as well as to support research and development.

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

     In December of 1998, the Company completed the construction of an automated assembly machine for JJM under the terms of the amended agreement, and the equipment was transferred to JJM's facility. During the first quarter of 1999, the Company continued to perform services for JJM under the terms of the agreement; however, by the end of the first quarter of 1999, the Company had met substantially all of the contractual obligations. During the second, third and fourth quarters of 1999, the Company continued to provide consulting and engineering work for JJM for the I.V. catheter project; however, revenue recorded was outside of the original agreements with JJM.

     In October 1998, the Company entered in to a distribution agreement with Fisher HealthCare of Houston, Texas, the second largest operating unit of Fisher Scientific. Fisher Scientific is one of the world leaders in serving science, providing more than 245,000 products and services to research, healthcare, industrial, and educational and government customers in 145 countries. The distribution agreement allows Fisher HealthCare to purchase and distribute all of the Bio-Plexus blood collection products.

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

     In June of 1998 the Company received ISO 9002 and EN 46002 certifications. ISO 9002 is a general international standard for quality assurance in production, installation and servicing. EN 46002 provides particular quality system requirements for suppliers of medical devices that are more specific than the general requirements specified in ISO 9002. The Company also began labeling its products with the CE Mark during 1998, which indicates that the Company is following Medical Device Directives in Europe that include the standards set forth under ISO 9002 and EN 46002. In February of 2000 the Company received ISO 9001 and EN 46001 registrations. This certification is an upgrade from the previous ISO 9002 and EN 46002 status. The change indicates that the Company's product design process also meets the international quality system standards. The Company will continue to label product with the CE Marking which indicates that the Company is following the European Community Medical Device Directives. These registrations will better enable the Company to sell its products internationally.

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

     On July 19, 2000, the Company entered into a distribution agreement with Claflin Company, a distributor of medical and surgical products located in East Providence, Rhode Island. The agreement permits Claflin to purchase and distribute all of the Company's blood collection products on a non-exclusive basis. The agreement has an initial term of two years, and shall be automatically renewed for successive terms of one year until terminated by either party.

     On September 7, 2000, the Company entered into a distribution agreement with AmeriSource Medical Supply, a distributor of medical products located in Knoxville, Tennessee. The agreement permits AmeriSource to purchase and distribute all of the Company's blood collection products on a non-exclusive basis. The agreement has an initial term of two years, and shall be automatically renewed for successive terms of one year until terminated by either party.

     On November 3, 2000, the Premier group purchasing program awarded the Company an 18-month purchasing contract for its PUNCTUR-GUARD(R) blood collection needles, along with other companies that provide safety devices used in phlebotomy procedures such as drawing blood from patients for lab testing. These group purchasing contracts were developed through a special Premier Breakthroughs Technology process intended to identify new medical technologies offering the potential for value in clinical efficiency, safety for patients and workers, and cost-effectiveness across the path of care.

     On November 13, 2000, the Managed Healthcare Associates, Inc. group-purchasing program awarded the Company a three-year purchasing contract for its PUNCTUR-GUARD(R) blood collection needles. The agreement has an initial term of three years, and an option to renew for an additional two years.

     On December 19, 2000, the Company entered into a Development and Manufacturing and Distribution Agreement with Fresenius Medical Care Holdings, Inc. ("Fresenius"). Pursuant to this agreement, during the first two phases, the Company and Fresenius will develop Extracorporeal Therapy Needles and in the second phase, Fresenius will manufacture, market, and distribute the needles. In connection with this agreement, the Company also granted to Fresenius an exclusive worldwide license to manufacture, have manufactured, use, sell, have sold or after for sale such needles utilized in dialysis applications covered by the PUNCTUR-GUARD(R) technology. The Fresenius agreement provides for the payment of royalties to the Company once products developed under the agreement are sold.

     On February 15, 2001, the Company entered into a distribution agreement with Atlantic Healthcare, a distributor of medical products located in Springfield, Virginia. The agreement permits Atlantic to purchase and distribute all of the Company's products on a non-exclusive basis. The agreement has an initial term of one year, and shall be automatically renewed for successive terms of one year until terminated by either party.

     On March 1, 2001, the Consorta, Inc. group-purchasing program awarded the Company a 24-month purchasing agreement for its blood collection products. The agreement permits Consorta to purchase and distribute all of the Company's blood collection products on a non-exclusive basis.

     In connection with the Company's Chapter 11 filing, the Company is seeking a court order authorizing the assumption of certain of the foregoing agreements. Although it is possible that interested parties may object to the assumption of any of those contracts, the Company believes that it is likely that it will be able to obtain its court order to assume those contracts.

     In May 2001, the Company began clinical-use evaluations of its PUNCTUR-GUARD(R) winged set blood collection product in key hospital and laboratories in anticipation of full commercial launch.

     The Company also has continued its research and development of new products. Pursuant to Section 510(k) of the Food, Drug and Cosmetics Act (21 U.S.C. 360(k)) and the regulations promulgated thereunder, the Company has received approval ("510(k) approval") from the Food and Drug Administration for its blood collection needle, winged set, needle disposal container, and various holders. In addition, the Company has also identified several other potential applications for its patented self-blunting technology, which it believes may be of interest to potential joint venture partners.

     Overall product sales decreased by $805,000 to $4,693,000 in 2000, compared to $5,498,000 in the prior year. Sales of medical devices specifically decreased by $820,000, while product sales from joint venture arrangements decreased by $34,000 due to the completion of the development project for the I.V. catheter with JJM, offset by an increase of $49,000 of the P.I.C.C. development with TFX. The Company anticipates continued medical device sales growth in 2001 due, in part, to Federal and State legislation directing the use of safety products such as the Company sells and the introduction of the its PUNCTUR-GUARD(R) winged set. However, continued losses from operations could occur while the Company is investing in the research and development of new product lines and the expansion of its sales and marketing capacity. Such losses could continue until additional increases in revenues occur and further reductions in manufacturing costs are achieved.

  Convertible Note Financing

     On September 21, 1999, the Company received a commitment from Appaloosa Management, L.P., of Chatham, New Jersey ("Appaloosa") for a total financing package of $17.5 million (the "Permanent Financing"). The Permanent Financing consummated in April 28, 2000 after receipt of stockholder approval of the Permanent Financing.

  Bridge Transactions

     Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to the Appaloosa Entities a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the "First Bridge Note"). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note the Company also issued to the Appaloosa Entities (i) a five-year warrant to purchase up to
1.0 million shares of the Company's common stock, no par value (the "Common Stock") at an initial exercise price of $3.00 per share (the "$3 Warrants") and
(ii) a nine-year warrant to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants") (the $3 Warrants and $5 Warrants are collectively referred to herein as the "First Bridge Warrants").

     On January 5, 2000, the Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $1.65 million (the "Second Bridge Note"). In connection with the issuance of the Second Bridge Note the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 200,000 shares of Common Stock at an initial exercise price of $3.00 per share (the "Second Bridge Warrants"). On April 3, 2000, the Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $2.2 million (the "Third Bridge Note"). No warrants or convertible securities were issued in connection with the Third Bridge Note. The First Bridge Note, the Second Bridge Note and the Third Bridge Note are collectively referred to as the "Bridge Notes". The issuance of the Bridge Notes, the First Bridge Warrants and the Second Bridge Warrants are collectively referred to as the "Bridge Transactions".

     The Bridge Notes were not convertible into shares of Common Stock and were required to be paid-in-full (together with accrued interest) at the closing of the Permanent Financing.

     As a result of the confirmation and consummation of the Plan of Reorganization, the First Bridge Warrants and Second Bridge Warrants will be terminated.

  Permanent Financing

     On April 28, 2000, the Company issued to the Appaloosa Entities (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the "Convertible Notes"), (ii) 250,000 shares of Common Stock at a purchase price of $3.00 per share (the "Permanent Financing Shares") and (iii) nine-year warrants to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $7.00 per share (the "$7 Warrants"). The Convertible Notes were convertible into shares of Common Stock at an initial conversion priced $3.00.

     The Permanent Financing generated aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes, the Company realized net proceeds of approximately $9.6 million which is available for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements. As a result of the confirmation and consummation of the Plan of Reorganization, the holders of the Convertible Notes will no longer have any rights to convert those notes into common stock and the $7 Warrants and will be terminated.

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

     Information with respect to each of the Company's business segments is as follows:

SEGMENT REVENUE

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Safety Medical Products and Accessories........  $4,630,000    $5,449,000    $3,636,000
Joint Venture Design & Development.............     365,000     1,575,000     5,671,000
                                                 ----------    ----------    ----------
Total Consolidated Revenue.....................  $4,995,000    $7,024,000    $9,307,000
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

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and Accessories........  $3,766,000    $4,510,000    $2,962,000
Joint Venture Design & Development.............     365,000     1,575,000     5,671,000
OTHER DOMESTIC SALES...........................     864,000       391,000       414,000
EXPORT SALES:
Safety Medical Products and Accessories........          --       548,000       260,000
Joint Venture Design & Development.............          --            --            --
                                                 ----------    ----------    ----------
TOTAL CONSOLIDATED REVENUE.....................  $4,995,000    $7,024,000    $9,307,000
                                                 ==========    ==========    ==========

     For the periods presented, there were no material intersegment revenues.

SEGMENT OPERATING PROFIT

                                                 2000           1999           1998
                                             ------------    -----------    -----------
Safety Medical Products and Accessories....  $  2,206,000    $ 2,289,000    $   435,000
Joint Venture Design & Development.........       330,000      1,706,000      3,361,000
                                             ------------    -----------    -----------
Total Consolidated Operating Profit........     2,536,000      3,995,000      3,796,000
                                             ------------    -----------    -----------
Selling, General and Administrative
  Expenses.................................    (7,677,000)    (4,937,000)    (4,310,000)
Other......................................    (1,206,000)    (1,924,000)    (1,857,000)
Financing Expenses.........................    (4,379,000)    (2,367,000)      (589,000)
                                             ------------    -----------    -----------
Net Loss...................................  $(10,726,000)   $(5,233,000)   $(2,960,000)
                                             ============    ===========    ===========

     For the Safety Medical Products and Accessories segment, operating profit consists of total revenues less product costs and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less costs and expenses and research and development expenses through the first quarter of 1999, as the I.V. catheter project was completed at the end of the first quarter. Subsequent to the first quarter of 1999, operating profit for this segment consists of total revenues less costs and expenses. Interest expense is not reported, as it is not included in the reporting of segment operating profit for use internally by the chief decision maker.

SEGMENT CAPITAL EXPENDITURES

                                                        2000         1999       1998
                                                     ----------    --------    -------
Safety Medical Products and Accessories............  $3,815,000    $501,000    $82,000
Joint Venture Design & Development.................          --          --         --
                                                     ----------    --------    -------
Total Consolidated Capital Expenditures............  $3,815,000    $501,000    $82,000
                                                     ==========    ========    =======

     Net identifiable assets related to Safety Medical Products and Accessories were $5,561,000, $2,198,000, and $2,343,000 at December 31, 2000, 1999, and
1998, respectively. Depreciation expense related to these assets was $391,000, $269,000, and $729,000, for the periods ended December 31, 2000, 1999, and 1998, respectively. Due to the "service" nature of the Joint Venture Design and Development segment, identifiable assets were not material for the periods presented.

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

  Products under Development

     In January 1997, the Company entered into a Development and Licensing Agreement with JJM. Under this agreement and its subsequent amendment in April 1998, the Company has designed and developed safety needle assemblies for JJM which became part of a new safety I.V. catheter manufactured and sold by JJM, utilizing the Company's patented self-blunting needle design. Sales of this product began in 2000.

     In 2000 and early 2001, substantial resources were expended to complete the development and purchase equipment and molds to begin the production of the PUNCTUR-GUARD(R) winged set for blood collection. A winged set is a small needle with a pair of plastic wings that gives the healthcare worker the ability to control the needle for very precise vein insertion. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. The Company's product offers a unique third wing for easy insertion and safety blunt activation. It also features a conventional design and appearance for easy handling, storage and disposal. The blunt is activated with movement of the third wing to the right, rendering the needle safe prior to removal from the patient. The product is currently in clinical-use evaluations.

     The PICC introducer was introduced to the market during 2000. Pursuant to the October 1998 Development and Sales Agreement with TFX, the Company has received payments for design, development, licensing fees and royalties based on product sales. PICC introducers are used to place a peel-apart catheter in a patient's vein. The PICC introducer is comprised of a peel-apart catheter mounted over a hollow bore needle that is attached to a plastic housing. The peel-apart catheter and needle is inserted into the patient's vein. The needle is then withdrawn from the patient leaving the catheter in the vein. The motion of withdrawing the needle automatically deploys our internal blunt safety technology.

     The Company has also developed initial prototype designs for a number of other applications of its self-blunting technology and intends to explore opportunities during 2001 to establish additional joint ventures on one or more of these new products. The Company also intends to continue its efforts to improve production processes and reduce manufacturing costs of its safety medical products.

     The Company incurred $1,619,000 in research and development expenses during the fiscal year ended December 31, 2000, and $1,112,000 and $463,000, respectively, during the two immediately preceding fiscal years.

  Raw Materials

     The Company's Punctur-Guard(R) blood collection needle has seven components. The component parts are purchased from outside suppliers that manufacture the components according to drawings and specifications provided by the Company. The majority of the materials used in the components are plastics, rubber and stainless steel and are available from a number of sources.

     The Company owns or otherwise controls all production molds and tooling used by its suppliers to manufacture critical plastic and rubber parts. A single major supplier currently manufactures rubber parts. Separate single major suppliers manufacture subgroups of plastic parts. The Company currently has one supplier of cannula that is located in a foreign country and has multiple manufacturing sources. Lead times on cannula orders are several months. While alternative manufacturers are available, changes in the Company's suppliers could disrupt production schedules and adversely affect the Company.

  Competition

     The blood collection needle market is highly competitive. One of the Company's primary challenges is gaining market share against well-funded and strongly entrenched competitors as they promote their own brands of safety needles. Today the majority of the blood collection needle market is still non-safety with one major medical device manufacturer, Becton Dickinson and Company, holding the largest share of the market. Other significant competitors are SIMS Portex, a unit of Smiths Industries, and Kendall Healthcare, a unit of Tyco International.

     The Company believes that the Punctur-Guard(R) blood collection needle, winged set needle and accessory products are superior or competitive in design, quality and convenience-of-use to all other safety needles on the market today and can compete effectively against other safety products.

     The Company's primary competitors have longer operating histories, are substantially larger, and are better financed than the Company. Some of these larger competitors have multiple products, which are sold to the Company's current and/or targeted customers, giving them a potential marketing advantage.

  Patents, Proprietary Rights and Trademark

     The Company holds a United States utility patent for a self-blunting needle using an internal cannula design, which expires in May 2006. The Company believes the patent is broad enough to include a number of product applications including blood collection needles, winged sets, and I.V. catheters and similar patents have been granted in a number of foreign countries as well, which expire on various dates ranging from September 2003 to September 2008. In addition to its original utility patent for its self-blunting needle design, the Company was granted a patent for its self-blunting needle design for use with a catheter in April 1991, which expires in April 2008. In September 1999, the Company was granted a patent for the method by which needles with self-blunting technology can be assembled, which expires in 2016. There are also patent applications pending in both the United States and in several foreign countries that the Company believes will lengthen its product protection once such patents are granted. There can be no assurance, however, that patents will be issued for any pending patent application.

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

  Regulation

     The Company's medical products and operations are subjected to regulations by the federal Food and Drug Administration (the "FDA") and various other federal and state agencies, as well as by a number of foreign governmental agencies. Among other things, the FDA requires the Company to adhere to certain "Good Manufacturing Practices" ("GMP") regulations that include validation testing, quality assurance, quality control and documentation procedures. The Company's facilities are also subject to periodic inspections. In addition, performance standards may be adopted by regulatory organizations for the blood collection needle product, which the Company believes would then be required to meet.

     In June 1998, the Company received ISO 9002 and EN 46002 certifications. ISO 9002 is a general international standard for quality assurance in production, installation and servicing. EN 46002 provides particular quality system requirements for suppliers of medical devices that are more specific than the general requirements specified in ISO 9002. The Company also began labeling its products with the CE Mark during 1998, which indicates that the Company is following Medical Device Directives in Europe that include the standards set forth under ISO 9002 and EN 46002. In February of 2000, the Company received ISO 9001 and EN 46001 registrations. This certification is an upgrade from the previous ISO 9002 and EN 46002 status. The change indicates that the Company's product design process also meets the international quality system standards. The Company will continue to label product with the CE Marking which indicates that the Company is following the European Community Medical Device Directives. These registrations will better enable the Company to sell its products internationally.

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

  Employees

     As of December 31, 2000, Bio-Plexus employed 64 people including 14 research and development employees, 13 production employees and 37 sales, marketing and administrative employees. The Company's employees are not represented by a labor union, and the Company believes its employee relations are satisfactory.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on October 26, 2000. The following directors were elected at the meeting for a term expiring at the 2001 Annual Meeting of Stockholders: Herman Gross, Richard L. Higgins, David Himick, John S. Metz, Richard D. Ribakove, Carl R. Sahi, Scott M. Tepper, as follows:

                                                                       VOTES
DIRECTOR                                                VOTES FOR     WITHHELD
--------                                                ----------    --------
Herman Gross..........................................  11,911,098    139,405
Richard L. Higgins....................................  11,919,043    135,590
David Himick..........................................  11,914,913    135,590
John S. Metz..........................................  11,906,883    143,630
Richard D. Ribakove...................................  11,918,293    132,210
Carl R. Sahi..........................................  11,911,111    139,392
Scott M. Tepper.......................................  11,899,363    151,142

     The Company's stockholders also voted to approve amendments to the Company's 1991 Long Term Incentive Plan: as follows:


Votes For...................................................  11,597,831
Votes Against...............................................     392,683
Abstentions.................................................      59,989

     The Company's stockholders also voted to ratify the appointment of Mahoney Sabol & Company, LLP as independent accountants, as follows:


Votes For...................................................  11,957,849
Votes Against...............................................      75,939
Abstentions.................................................      16,715

     There were no Broker non-votes.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Until March 6, 2001, the Company's common stock was traded on The Nasdaq Stock Market(R) under the symbol BPLX. After that date, trading in the Company's common stock was conducted on the National Association of Securities Dealers OTC Bulletin Board and Pink Sheets. The following table shows the quarterly high and low closing price on NASDAQ (prior to March 6, 2001) and on the OTC Bulletin Board and Pink Sheets (on and after March 6, 2001) for a share of the Company's common stock for each quarter in the years ended December 31, 2000 and 1999 and for the quarter ended March 31, 2001:

                                        2001              2000               1999
                                   --------------    --------------    ----------------
YEAR ENDED DECEMBER 31,            HIGH      LOW     HIGH      LOW      HIGH      LOW
-----------------------            -----    -----    -----    -----    ------    ------
First Quarter....................  $2.00    $0.27    $5.00    $3.50    $2.50     $    2.125
Second Quarter...................  $0.63    $0.01    $3.50    $2.18    $5.62     $    4.563
Third Quarter....................     --       --    $2.91    $1.69    $4.375    $    3.25
Fourth Quarter...................     --       --    $2.44    $0.75    $4.00     $    3.00

     As June 22, 2001 there were approximately 499 holders of record of the Company's Common Stock.

     The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends in the foreseeable future.

     On March 24, 1999, the Company signed a commitment for a private placement of up to $4,500,000 aggregate principal amount of 6% Convertible Debentures due 2004 ("the 6% Debentures"). The initial purchase of $2,500,000 aggregate principal amount of 6% Debentures was made on April 27, 1999. The 6% Debentures accrued interest at the rate of 6% per annum, payable quarterly in arrears in cash. The 6% Debentures were convertible at any time at the option of the holders into shares of the Company's Common Stock at the lesser of a fixed conversion price of $3.06 per share or a floating conversion price at the time of conversion if the floating conversion price is less than $3.06 per share. The 6% Debentures could be wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. The Company and the 6% Debenture holders had limited put and call options, respectively, for additional debentures. In connection with the Bridge Transactions the Company agreed not to exercise its put right under the 6% Debentures. Net proceeds from the financing were $2,060,000 after deducting fees and expenses. The financing also included the issuance of a warrant to purchase 500,000 shares of Common Stock at an initial exercise price of $3.38 per share. As of December 31,2000, the holders of the 6% Debentures had converted all of the $2,500,000 of the outstanding principal balance into 880,773 shares of Common Stock.

     On October 21, 1999, the Company issued to Appaloosa and entities affiliated therewith a 7.5% non-convertible secured note in the aggregate principal amount of $3 million. In connection with the issuance of the $3 million note, the Company also issued to the Appaloosa Entities (i) a five-year warrant to purchase up to 1.0 million shares of the Company's common stock, no par value (the "Common Stock") at an initial exercise price of $3.00 per share (the "$3 Warrants") and (ii) a nine-year warrant to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants").

     On January 5, 2000, the Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $1.65 million. In connection with the issuance of the $1.65 million note, the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 200,000 shares of Common Stock at an initial exercise price of $3.00 per share (the "Additional Warrants").

     On April 3, 2000, the Company issued to the Appaloosa Entities a 15% non-convertible note in the aggregate principal amount of $2.2 million. No warrants or convertible securities were issued in connection with this note.

     On April 28, 2000, at the Annual Meeting of Shareholders, the Company amended its Certificate of Incorporation to increase the authorized number of shares of Common Stock from 25,000,000 to 40,000,000.

     As a result of the confirmation and consummation of the Plan of Reorganization, the $3 Warrants, $5 Warrants and Additional Warrants will be terminated.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                       2000          1999          1998          1997         1996
                                    -----------   -----------   -----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Total revenue.....................  $     4,995   $     7,024   $     9,307   $    5,042   $    2,743
                                    -----------   -----------   -----------   ----------   ----------
Total operating costs and
  expenses........................       11,342         9,890        11,678       13,568       14,116
Financing expenses, net...........        4,379         2,367           589        3,786        1,497
                                    -----------   -----------   -----------   ----------   ----------
Net loss..........................  $   (10,726)  $    (5,233)  $    (2,960)  $  (12,312)  $  (12,870)
                                    -----------   -----------   -----------   ----------   ----------
Less: Imputed dividend on
  preferred stock.................           --            --            --         (500)          --
                                    -----------   -----------   -----------   ----------   ----------
Net loss applicable to common
  stock...........................  $   (10,726)  $    (5,233)       (2,960)  $  (12,812)  $  (12,870)
                                    ===========   ===========   ===========   ==========   ==========
Net loss (basic and diluted) per
  common share....................  $     (0.73)  $     (0.39)  $     (0.24)  $    (1.37)  $    (1.89)
                                    ===========   ===========   ===========   ==========   ==========
Weighted average common shares
  Outstanding.....................   14,695,505    13,540,922    12,263,870    9,320,800    6,815,936
                                    ===========   ===========   ===========   ==========   ==========

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                              2000       1999      1998      1997       1996
                                             -------    ------    ------    -------    -------
BALANCE SHEET DATA:
Working capital (deficiency)...............  $ 6,107    $  702    $ (754)   $   (33)   $(1,413)
Total assets...............................   16,972     9,647     9,152     11,688     12,820
Long-term debt.............................   17,806     2,262     2,403      3,204      7,407
Total shareholders' equity (deficit).......   (2,419)    3,728     2,477      4,158       (713)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions set forth in this Management's Discussion and Analysis of the Results of Operations and Financial Condition and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of such forward-looking terminology as "believes," "expects," "may," "will," "should," or "anticipates" or negatives thereof or other derivations thereon or comparable terminology, or discussions of strategy that involve risks and uncertainties. These risks and uncertainties include the Company's ability to timely and fully implement its bankruptcy court confirmed plan of reorganization; the consummation of the private placement financing provided for in the plan; the availability of sufficient capital to fund the Company's operations pending consummation of that financing; the continued willingness of the Company's customers, vendors and employees to maintain their relationships with the Company during this period; the acceptance of the Company's products by health care professionals; the Company's ability to protect its propriety technology; availability of qualified personnel; changes in, or failure to comply with government regulations; the risks associated with expanding the Company's business internationally; general economic and business conditions; and other risk factors and uncertainties detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

     Since its inception in September 1987 through December 31, 2000, the Company has incurred cumulative ongoing losses totaling approximately $78,831,000. During this period, the Company's principal focus has been the design, development, testing and evaluation of its safety blood collection needle, safety winged set and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing these products, as well as the design and development of new products. The Company has also focused its efforts on developing strategic partnerships with other health care companies in order to bring other products to market featuring its patented internal blunting technology.

     With the addition of high volume, fully automated blood collection needle assembly and packaging system in 1996, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles for 2001. For the Company to achieve profitability, further reductions in manufacturing costs and increases in product sales of its blood collection needles are necessary, as well as the addition of new product lines.

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

     In December of 1998, the Company completed the construction of an automated assembly machine for JJM under the terms of the amended agreement, and the equipment was transferred to JJM's manufacturing facility. During the first quarter of 1999, the Company continued to perform services for JJM under the terms of the agreement; however, by the end of the first quarter of 1999, the Company had met substantially all of the contractual obligations. During the second, third and fourth quarters of 1999, the Company continued to provide consulting and engineering work for JJM for the I.V. catheter project; however, this revenue is outside of the original agreements with JJM.

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

     On October 23, 1998 the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a PICC Introducer Catheter with TFX Medical ("TFX"), a division of Teleflex Incorporated, the industry's dominant supplier of PICC Introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC Introducer Catheters featuring the Company's Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company designed and developed safety needle assemblies to be used with the TFX Peelable Catheter, and modified existing manufacturing equipment that was transferred to TFX pursuant to the terms and conditions of the agreement. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement included additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers. During 2000, $68,000 in royalty income was recognized and Bio-Plexus completed its obligations under the agreements.

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

     The Company believes that similar arrangements may be possible with one or more healthcare companies for its blood collection needle line, the winged set and other future products, and intends to continue to pursue this strategy during 2001. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     The Company had total product sales of $4,693,000 for the year ended December 31, 2000, compared with product sales of $5,498,000 for the prior year. The decrease was attributable to decreased sales of medical devices of $819,000 due to a decrease in foreign sales of $548,000 and domestic sales of $271,000.

     The Company had revenues from services totaling $102,000 for the year ended December 31, 2000, compared to $1,426,000 for the prior year. The decrease was primarily attributable to lower billable engineering time associated with the I.V. catheter development project for JJM of $106,000 and $143,000 for the PICC development project for TFX for the year, along with decreased deferred revenue of $875,000 also associated with the JJM I.V. catheter development project.

     Product costs were $ 2,450,000 for the year ended December 31, 2000, compared to $3,754,000 for the prior year. The decrease in these costs resulted primarily from lower costs of $31,000 associated with the I.V. catheter project for JJM and lower manufacturing costs of $1,304,000 associated with the sales of the blood collection needle product line due to lower sales volumes in 2000.

     Service costs were $35,000 for the year ended December 31, 2000, compared to $87,000 for the prior year. These costs represent engineering time billed for various development projects. The decrease in these costs is the result of the completion of the I.V. catheter development project during the first quarter of 1999, and completion of the PICC project w/TFX in the first Quarter of 2000.

     Research and development expenses were $1,180,000 for the year ended December 31, 2000, compared to $1,112,000 for the prior year. The increase in these costs resulted primarily from increased research and development expenses related to the winged set project in 2000 as compared to 1999.

     Selling, general and administrative expenses were $7,677,000 for the year ended December 31, 2000, compared with $4,937,000 for the prior year. This increase resulted from increases of approximately $1,026,000 and $1,409,000 associated with general management and sales and marketing expenses, respectively. An additional increase of $90,000 in accounting was partially offset by a decrease in building costs.

     Financing expenses for the year ended December 31, 2000 were $4,379,000 compared to $2,367,000 for the prior year. The increase resulted from an increase of $618,000 of debt discount associated with warrants issued in connection with the Permanent Financing in April 2000. The Company also recorded an additional $66,000 of deferred financing expenses primarily associated with the Permanent Financing. In addition, interest expense increased by $1,695,000 due to the accretion of interest expense associated with the permanent Financing transactions in April 2000.

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

     Financing expenses for the year ended December 31, 1999 were $2,367,000 compared to $589,000 for the prior year. The increase resulted from the amortization of $1,245,000 of debt discount associated with the First Bridge Warrants issued in connection with the First Bridge Note which was issued in the fourth quarter of 1999. In addition, the Company recorded $355,000 of debt discount associated with 500,000 warrants issued in connection with a 6% Convertible Debenture financing in the second quarter of 1999. The company also recorded a $121,000 charge to interest expense to record the intrinsic value of the conversion feature of the Debentures and an additional $260,000 of deferred financing expenses associated with the Convertible Debenture financing. Partially offsetting these charges were reductions of approximately $136,000 in interest expense related to equipment leases.

LIQUIDITY AND CAPITAL RESOURCES

  Pre-Chapter 11 Financings

     The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through December 31, 2000, the Company had received net proceeds of approximately $48,456,000 through borrowings and the sale of debt securities and $51,679,000 through the sale of equity securities. Of the net equity proceeds, $17,575,000 was received from its 1995 public offering, $14,191,000 was received from the Company's initial public offering and the balance of 19,913,000 was received through the private placement of equity securities.

     As of December 31, 2000, the Company's principal source of liquidity was cash and short-term investments totaling $4,003,000. The Company invests its excess cash with a local bank in a short-term investment account backed by Treasury obligations and other federal agency obligations.

     Cash used in operating activities for the year ended December 31, 2000 totaled $7,215,000 and was primarily due to a net loss for the period of $10,726,000. Also contributing were increases in inventory balances and accrued liabilities of $392,000 and $55,000, respectively., Partially offsetting these uses of cash, were depreciation and amortization expenses of $3,243,000, and increases in accounts payable and accrued expenses, and other of $ 310,000 and $290,000, respectively.

     Net cash used by investing activities amounted to $4,147,000 primarily due to investments in fixed assets of $4,040,000 and patent costs of $107,000.

     Net cash provided by financing activities amounted to $14,498,000 for the year ended December 31, 2000. The increase in cash is attributable to proceeds from the sale of stock of $865,000, proceeds from long-term debt of $9,900,000, and proceeds from notes payable of $3,850,000, partially offset by the repayment of debt totalling $953,000 and deferred financing costs of $885,000.

     The Company's primary cash requirement for 2001 will be for working capital to expand its operations for its current product lines as well as to launch the winged set, to repay outstanding debt, and to continue research and development activities on other new products.

     In order to satisfy its then current and anticipated need for capital, the Company had consummated the Permanent Financing on April 28, 2000. See
"Business -- Convertible Note Financing." Upon the closing of the Permanent Financing the Company issued to the Appaloosa Entities the Convertible Notes, the Permanent Financing Shares and warrants to purchase up to 4.2 million shares of Common Stock.

     The Permanent Financing generated aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes, the Company realized net proceeds of approximately $9.6 million which have been available for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

  Financing During the Chapter 11 Case

     On May 17, 2001, the Bankruptcy Court entered an order authorizing the Company to borrow from Appaloosa Management L.P. term loans in an amount not to exceed the aggregate principal amount of $300,000 pursuant to the terms of a Credit Agreement (the "DIP Credit Agreement") between the Debtor and Appaloosa Management L.P. The term loans were used for the purposes of funding general working capital needs in the ordinary course of the Company's business in excess of the net income generated by the Company's business. As security for the prompt payment of the term loans and performance of any and all obligations, liabilities and indebtedness of the Company to Appaloosa Management L.P. under the Credit Agreement or otherwise, Appaloosa Management L.P. was granted valid and perfected first priority security interests and liens, superior to all other creditors of the estate of the Company (subject to certain exceptions), in and upon all now existing and hereafter acquired or arising property of the Company which constitutes collateral under the Credit Agreement, wherever located, of any kind or nature, and the proceeds (including insurance proceeds) and products thereof. The term loans are to be repaid from the proceeds of the Appaloosa Private Placement and/or cash on hand.

  The Appaloosa Private Placement

     Immediately following the effective date of the Company's Plan of Reorganization (the "Effective Date"), the Company shall issue to Appaloosa Management, L.P., Appaloosa Investment Limited Partnership I, and Palomino Fund Ltd. (collectively, the "Appaloosa Entities") 1,314,060 shares of common stock of the Reorganized Bio-Plexus ("New Common Stock") pursuant to a private placement (the "Private Placement") for a purchase price of $3 million. The Private Placement shall be subject to definitive documentation containing terms and conditions customary for similar private placement transactions as well as any and all other terms and conditions acceptable to Appaloosa in its sole discretion. In the event that the Private Placement is consummated, the purchase price to be paid by Appaloosa will be satisfied, in part, by and to the extent of the cancellation of all amounts, if any, outstanding under the DIP Credit Agreement. Appaloosa's obligation to purchase shares of New Common Stock in the Private Placement is conditioned upon the Private Placement Conditions (described below). Funds received in the Private Placement by the Company will be used by the Company for general corporate purposes. In the event that the Private Placement fails to be consummated as a result of (i) a failure to satisfy any of the Private Placement Conditions or (2) the occurrence of any other event not directly caused by any act or omission of Appaloosa, then all obligations of the Company under the DIP Credit Agreement shall become immediately due and payable in full by the Company to Appaloosa. The obligation of Appaloosa to purchase the shares of New Common Stock in the Private Placement is subject to the following conditions (the "Private Placement Conditions"): (1) the Company's Plan of Reorganization shall have become effective on or before June 30, 2001, and (2) there not having occurred any "material adverse change" in the development and launch of the Company's Winged Set product. A "material adverse change" with respect to the Winged Set product shall mean a material adverse development which would have the effect of materially delaying the commercial launch of the Winged Set product beyond June 15, 2001, or a material development that could adversely affect the Company's ability to maintain the commercial viability of the Winged Set product following launch. In all cases, determination of the materiality of such event will be in Appaloosa's sole reasonable discretion. Unless otherwise agreed to in writing by and between the Company and Appaloosa, under no circumstances shall the Winged Set product be deemed to have been commercially launched unless and until the Company shall have produced 50,000 units of commercial sale quality inventory of Winged Sets that are ready for shipment. Although the Company's Plan of Reorganization did not become effective by June 30, 2001, the Company believes that Appaloosa will waive this Private Placement Condition. The Company believes that it has already met or, in the immediate future will meet, the other Private Placement Conditions.

     As part of the Private Placement, on the Effective Date, the Company will also issue to the Appaloosa Entities warrants to purchase 1,314,060 shares of the Reorganized Bio-Plexus having an exercise price of $2.283 per share (the "Appaloosa Warrants"). Total proceeds to the Company if the Appaloosa Entities exercise all of the Appaloosa Warrants will be $3 million. The Appaloosa Warrants will become callable by the Company at $0.01 per share to the extent set forth below, once the following performance targets (the

"Performance Targets") have been achieved: (1) $1.5 million worth of the Appaloosa Warrants will be callable when "net sales" (as reported in accordance with generally accepted accounting principles) of the Winged Set product reach $1.8 million; and (2) the final $1.5 million of the Appaloosa Warrants will be callable when the Winged Set product "net sales" (as reported in accordance with generally accepted accounting principles) reach $4.0 million.

     The Company believes that the net proceeds of the Appaloosa Private Placement, its existing cash, cash generated from operations, and funds available through trade credit financing will be sufficient to satisfy its cash requirements through 2001. Although the Company fully anticipates that it will be able to continue meetings its obligations as they become due beyond that date, the Company's ability to do so will depend on its ability to successfully implement its business plans, general economic and business conditions, and other factors noted in the section entitled "Forward Looking Statements."

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

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                                           AGE                       POSITION
----                                           ---                       --------
Kimberley A. Cady............................  35     Vice President, Finance and Chief Financial
                                                      Officer
John S. Metz(5)..............................  57     President, Chief Executive Officer and Director
Christopher C. Zorn..........................  46     Executive Vice President of Sales
Richard L. Higgins(2)(4).....................  58     Director
David Himick(2)(3)(4)........................  75     Director
Herman Gross(3)(4)...........................  83     Director
Richard D. Ribakove(2)(3)(5).................  46     Chairman of the Board and Director
Carl R. Sahi.................................  44     Director
Scott M. Tepper(2)(5)........................  41     Director

---------------
(1) Member of 1995 Directors' Stock Option Plan Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

(4) Member of Finance Committee.

(5) Member of Executive Committee.

     Mr. Ribakove is a Director of the Company and the Chairman of the Board of Directors of the Company, and an attorney in private practice in New York City. Mr. Ribakove has been a Director of the Company since it's founding in September 1987. He is also the Vice President of Mooney-General Paper Co., a large distributor of paper products. He is a graduate of Hofstra University with a Bachelor's degree in Business Administration and is a graduate of Brooklyn Law School.

     Mr. Metz is a Director of the Company and, since April 28, 2000, has served as the Company's President and Chief Executive Officer. Mr. Metz became a Director when he joined the Company from Kimberly-Clark Corporation where he served from June 1997 until April 2000 as President, Professional HealthCare Strategic

Acquisitions. For fifteen (15) years prior to this position Mr. Metz held positions of increasing responsibility with Kimberly-Clark Corporation. Prior to joining Kimberly-Clark, Mr. Metz held marketing manager positions with Becton-Dickinson & Company (1976-1982), McKesson Corporation (1974-1976) and The Coca-Cola Company (1970-1974). Mr. Metz was a First Lieutenant in the U.S. Army and holds both Bachelor's and Master's degrees from the University of Mississippi and an MBA from Stanford University.

     Mr. Sahi is a Director of the Company. Mr. Sahi founded the Company in September 1987 and has been a Director since that time. From September 1987 to October 1997, Mr. Sahi served as President of the Company and from October 1997 to December 1998, Mr. Sahi served as the Company's Vice President, Technology and Business Development and Treasurer. From December 1998 to April 2000, Mr. Sahi served as President and Chief Executive Officer of the Company. Prior to 1987, Mr. Sahi had seven (7) years of entrepreneurial experience in developing products, services and small companies. His experience includes the development of a polyvinyl chloride gasketed plastic bottle cap, the formation and management of a company that assembled plastic immunoassay diagnostic test kits and the formation, management and sale of a janitorial maintenance company. Mr. Sahi is the principal inventor of the Company's self-blunting needle and founded the Company in order to design, develop, manufacture and market that product. Mr. Sahi has three (3) years of undergraduate business education, holds a Bachelor's degree in Pathobiology from the University of Connecticut and has six
(6) years of graduate training in Chemistry.

     Ms. Cady was the Company's Vice President, Finance and Chief Financial Officer from 1996 through 2001. Ms. Cady's employment with the Company was terminated on May 18, 2001. Between 1994 and 1996, Ms. Cady served as the Company's Cost Accountant and between 1996 and 1998 as the Company's Controller. Ms. Cady has twelve (12) years of accounting and finance experience encompassing both public and private accounting, specializing in manufacturing. From 1989 to 1994, Ms. Cady was employed with Gerber Technology, Inc., a subsidiary of Gerber Scientific, Inc., most recently as their Supervisor of Cost Accounting. Prior to this, she was employed as an auditor with the public accounting firm of Deloitte & Touche, LLP. Ms. Cady holds a Bachelor of Science degree in Business Administration from Bryant College.

     Mr. Zorn is the Company's Executive Vice President of Sales and has served in such capacity since December 13, 2000. Prior to joining the Company, Mr. Zorn was employed with Johnson & Johnson as Director of Sales. Mr. Zorn holds a Bachelors of Science Degree from Marist College and an MBA from the University of Connecticut.

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

     Mr. Himick is a Director of the Company, a retired business executive, and a business consultant. Mr. Himick became a Director of the Company in April 1997. He was the founder of several companies including Commercial Wire Rope & Supply of Detroit, Commercial Wire Rope & Supply of Flint, Commercial Wire Rope & Supply of Toledo, and Detroit Chain Products Co. He was a Director for Heritage Federal Savings Bank located in Taylor, Michigan between 1982 and 1993 and a Director of Heritage Bankcorp Inc. (the holding company of Heritage Federal Savings) between 1989 and 1993. Mr. Himick currently serves on the Board of Directors of Community Bank of Dearborn and the Board of Directors of Dearborn Bancorp (the holding company of Community Bank of Dearborn), both of which positions he assumed in 1994.

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

     Mr. Tepper is a Director of the Company and has served in such capacity since June 28, 2000. Mr. Tepper has served as a consultant to the Company since September 1999. Mr. Tepper was appointed to the Company's Board of Directors by Appaloosa Management, L.P. ("Appaloosa") as one of the two (2) designees it is entitled to appoint to the Board as provided in the Convertible Note Purchase Agreement entered into by the Company, Appaloosa and certain other parties named therein on April 28, 2000. As of June 29, 2001 Appaloosa has not yet appointed its other designee to the Board. Mr. Tepper is the founder of and, since July 1994, lead integration consultant for KST Consulting, a healthcare and healthcare technology consulting firm. From August 1994 to June 1998, Mr. Tepper served as the Senior Vice President for Medisolution Ltd., a healthcare company in Canada. Prior to that, Mr. Tepper was a Senior Director for Foxmeyer Health, a pharmaceutical distribution and product logistics firm. Mr. Tepper recently served on the Board of Directors of the Grand Union Corporation. Mr. Tepper is the brother of David Tepper, the sole stockholder and President of Appaloosa Partners Inc., the general partner of Appaloosa, which is a major shareholder of the Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires directors and executive officers and persons, if any, owning more than ten percent (10%) of a class of the Company's equity securities ("10% Shareholders") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that during 2000 Messrs. Higgins and Sutton were delinquent in filing Form 4s reporting the exercise of stock options. Each is now in compliance.

ITEM 11.  EXECUTIVE COMPENSATION

     Included below are tables that set forth certain information concerning compensation paid by the Company to its chief executive officer and all other executive officers with annual compensation in excess of $100,000 for the year ended December 31, 2000 (the "Named Executive Officers"). The tables include columns related to stock options and stock appreciation rights ("SARS") (contractual rights to compensation measured by increases in the value of the common stock payable in stock and/or cash). No SARS have been issued by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                       COMPENSATION
                                                                      ---------------
                                             ANNUAL COMPENSATION        SECURITIES
                                           -----------------------      UNDERLYING          OTHER
NAME AND PRINCIPAL POSITION        YEAR    SALARY($)     BONUS($)     OPTIONS/SARS(4)    COMPENSATION
---------------------------        ----    ----------    ---------    ---------------    ------------
John S. Metz(1)..................  2000     250,000       75,000          700,000
  President and Chief Executive
  Officer

                                                                         LONG-TERM
                                                                       COMPENSATION
                                                                      ---------------
                                             ANNUAL COMPENSATION        SECURITIES
                                           -----------------------      UNDERLYING          OTHER
NAME AND PRINCIPAL POSITION        YEAR    SALARY($)     BONUS($)     OPTIONS/SARS(4)    COMPENSATION
---------------------------        ----    ----------    ---------    ---------------    ------------

Carl R. Sahi(2)..................  2000     180,000                        25,000
  President and Chief Executive    1999     180,000
  Officer                          1998     190,769

Kimberley A. Cady................  2000      95,000                        40,000
  Vice President, Finance and
  Chief Financial Officer

Christopher C. Zorn(3)...........  2000     135,000       32,000
  Executive Vice President of
  Sales

---------------
(1) Mr. Metz was appointed to the position of President and Chief Executive Officer on April 28, 2000.

(2) Mr. Sahi resigned as President and Chief Executive Officer on April 28, 2000. He continues to serve on the Board of Directors of the Company.

(3) Mr. Zorn joined the Company on December 13, 2000 as Executive Vice President of Sales.

(4) As a result of the confirmation and consummation of the Plan of Reorganization, the options described in this table will be terminated subsequent to December 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                 POTENTIAL REALIZABLE
                                                                                   VALUE AT ASSUMED
                          NUMBER OF     PERCENT OF                                  ANNUAL RATES OF
                          SECURITIES   TOTAL OPTIONS   EXERCISE                STOCK VALUE APPRECIATION
                          UNDERLYING    GRANTED TO     OR BASE                 FOR OPTION TERM($)(1)(4)
                           OPTIONS       EMPLOYEES      PRICE     EXPIRATION   -------------------------
NAME                      GRANTED(#)      IN 2000       ($/SH)       DATE          5%            10%
----                      ----------   -------------   --------   ----------   -----------   -----------
John S. Metz............   700,000(2)       89%         1.375     10/26/2010    1,561,000     2,499,000
Kimberley A. Cady.......    40,000(3)        5%         3.875     02/01/2010      252,000       402,000
Carl R. Sahi............    25,000           3%         2.000     10/30/2010       81,000       130,000

---------------
(1) Represents the potential realizable value of each grant assuming the market price of the underlying security appreciates in value from the date of grant to the end of the option term at five percent (5%) and ten percent (10%) annually.

(2) Exercisable in three (3) equal annual installments on April 28, 2001, April 28, 2002, and April 28, 2003.

(3) Exercisable in three (3) equal annual installments on February 1, 2001, February 2, 2002 and February 2, 2003.

(4) As a result of the confirmation and consummation of the Plan of Reorganization, the options described in this table will be terminated subsequent to December 31, 2000.

     The Company's 1991 Long-Term Incentive Plan (the "Plan") was intended to encourage Company employees, through their individual efforts, to improve the Company's overall performance and to promote profitability by providing them an opportunity to participate in the increased values they help create. In January 1999, the Compensation Committee determined that the imbalance between the exercise price of certain of the stock options then outstanding (equal to the respective market prices for Common Stock at the times they were granted) and the lower market prices which prevailed for the Company's Common Stock at that time did not provide an incentive for employees holding such options. To restore that incentive, the Board, upon the recommendation of the Committee, extended to all of the Company's employees, including executive officers, holding stock options, the opportunity, at such employee's election, to receive a repriced option under the Plan, exercisable at $2.75 per share, which was $0.50 greater than the market price of the Company's Common Stock on the date of repricing.

     The Committee on its assessment of the performance of the Company's executive officers and to enhance the incentive for the executive officers to implement the Company's business plan, also recommended, and the

Board approved, the extension to each of the executive officers holding stock options, the opportunity, at his or her election, to exchange the options held by such executive officer having an exercise price per share of $4.75 or more for new options having an exercise price per share of $2.75, which was $0.50 greater than the market price of the Company's Common Stock at the time the Board approved the repricing. Options to purchase an aggregate of 245,000 shares of Common Stock were affected by the repricing. Except as modified as described above, each new option continues to be governed by the same terms as applied to the surrendered. The surrendered options were currently exercisable.

     The participation by executive officers in the repricing program is shown in the table entitled "Ten-Year Option Repricings" below.

                                          Compensation Committee,

                                          David Himick
                                          Richard L. Higgins
                                          Richard D. Ribakove

                         TEN-YEAR OPTIONS REPRICINGS(1)

                                                                                            LENGTH OF
                                     NUMBER OF                                               ORIGINAL
                                    SECURITIES    MARKET PRICE     EXERCISE                OPTION TERM
                                    UNDERLYING      OF STOCK       PRICE AT                REMAINING AT
                                      OPTIONS      AT TIME OF      TIME OF       NEW($)      DATE OF
                                    REPRICED OR   REPRICING OR   REPRICING OR   EXERCISE   REPRICING OR
NAME                       DATE       AMENDED     AMENDMENT($)   AMENDMENT($)    PRICE      AMENDMENT
----                      -------   -----------   ------------   ------------   --------   ------------
Richard L. Higgins......  3/15/99       5,000         2.25           9.25         2.75          4
  Chief Executive
  Officer                 3/15/99      25,000         2.25           6.25         2.75          7
                          3/15/99     100,000         2.25           4.75         2.75          8
Thomas K. Sutton........  3/15/99      30,000         2.25           6.25         2.75          7
  Executive Vice
  President               3/15/99      30,000         2.25           4.75         2.75          8
Kimberley A. Cady.......  3/15/99       2,500         2.25           9.25         2.75          4
  Chief Financial
  Officer and Vice
  President, Finance      3/15/99      22,500         2.25           4.75         2.75          8
Lucio Improta...........  10/1/99      30,000        3.313           7.75         2.75          6
  Vice President,
  International
  Business Development

---------------
(1) As a result of the confirmation and consummation of the Plan of Reorganization, the options described in this table will be terminated subsequent to December 31, 2000 and no further securities will be issued under the Incentive Plan.

EMPLOYMENT AGREEMENTS

  John S. Metz

     In April 2000, the Company entered into a three (3) year employment agreement (the "Employment Agreement") with Mr. Metz pursuant to which the Company is obligated to pay Mr. Metz an annual salary of $250,000 or such greater amount as the Company's Board of Directors may approve from time to time ("Base Salary"). The Company is also required to pay Mr. Metz annual cash bonuses for each fiscal year, ranging from 50% to 100% of Base Salary based on the Company's and Mr. Metz's performance relative to certain performance goals. Because Mr. Metz has been continuously employed by the Company from April 27, 2000 through December 31, 2000, the Company was obligated to pay to Mr. Metz a guaranteed minimum cash bonus for fiscal 2000 of $75,000.

     The Company received shareholder approval of an amendment of the Incentive Plan on October 26, 2000 and the Company granted to Mr. Metz an NSO to purchase up to 700,000 shares of Common Stock (the "Initial Options"). The Initial Options vested ratably over a three (3) year period. In addition, the Company will grant to Mr. Metz up to 50,000 ISOs (the "Performance Options") per fiscal year if the Company exceeds certain agreed upon performance targets. The Company agreed to grant to Mr. Metz no more than 50,000 Performance Options in any one
(1) year and no more than 200,000 Performance Options over a four (4) year period.

     In the event the Company, or any successor thereto, terminates Mr. Metz during the nine (9) month period following a Change in Control (as defined in the Employment Agreement), the Company (or any successor thereto) must pay Mr. Metz a lump sum payment of twice his Base Salary, and the Initial Options and any Performance Options previously granted will become immediately fully vested. Upon termination by the Company of Mr. Metz's employment without Cause (as defined in Employment Agreement), as a result of a Permanent Disability (as defined in the Employment Agreement) or by Mr. Metz due to a Diminution in Responsibility (as defined in Employment Agreement), the Company becomes obligated to pay to Mr. Metz his salary for eighteen (18) months, and a pro-rata portion of all of the Initial Options and any Performance Options previously granted become fully vested.

     The Employment Agreement contains a non-competition provision limiting Mr. Metz's ability to compete with the Company upon the termination of his employment and Mr. Metz has executed the Company's standard form of confidentiality and inventions assignment agreement.

     In connection with the Company's Plan of Reorganization, the Reorganized Bio-Plexus will not assume the obligations under the Employment Agreement. Moreover, as a result of the confirmation and consummation of the Plan of Reorganization, the foregoing options will be terminated.

  Christopher C. Zorn

     In December 2000, Mr. Zorn and the Company executed a letter agreement (the "Letter Agreement") setting forth the terms and conditions of Mr. Zorn's employment with the Company. Pursuant to the terms of the Letter Agreement, the Company is obligated to pay Mr. Zorn an annual salary of $135,000, a retention bonus of $16,000 payable on a monthly basis through December 31, 2002, provided that his performance does not fall below expected levels, and a performance bonus to be determined based upon individual performance goals and objectives. The Company was also obligated to issue Mr. Zorn options to purchase an aggregate of 150,000 shares of Common Stock, 100,000 shares of which shall become exercisable ratably over three (3) years and 50,000 of which shall become exercisable either seven (7) years from the date of grant or upon the achievement of certain performance objectives.

     In connection with the Company's Plan of Reorganization, the Reorganized Bio-Plexus will not assume the obligations under the Letter Agreement. Moreover, as a result of the confirmation and consummation of the Plan of Reorganization, the foregoing options will be terminated.

  Scott M. Tepper

     In September 1999, the Company entered into a one (1) year consulting agreement (the "Original Agreement") with Mr. Tepper. As provided for in the Original Agreement and prior to Mr. Tepper becoming a director of the Company, the Company issued Mr. Tepper warrants to purchase up to 50,000 shares of Common Stock. The Original Agreement was amended and restated in September 2000 pursuant to an oral agreement between Mr. Tepper and the Company and the term extended through August 31, 2001 (the Original Agreement as amended and restated is hereinafter referred to as the "Consulting Agreement"). Pursuant to the Consulting Agreement the Company is obligated to pay Mr. Tepper a monthly fee of $4,166. Mr. Tepper is acting as an independent contractor of the Company and the Consulting Agreement may be terminated with the mutual consent of the parties, by either party upon sixty (60) days' prior written notice, as otherwise required by law or for "cause" (as defined in the Consulting Agreement). The Company has agreed to reimburse Mr. Tepper's reasonable, ordinary and necessary expenses incurred in connection with the performance of his services on behalf of the Company. Upon termination of the Consulting Agreement, the Company's sole obligation is to pay Mr. Tepper for services rendered and authorized expenses incurred through the date of termination. In event of Mr. Tepper's death or disability, the Company has no ongoing obligations to Mr. Tepper or his estate.

  Carl Sahi

     On October 30, 2000, Mr. Sahi and the Company entered into a letter agreement (the "Letter Agreement") setting forth the terms and conditions of their ongoing relationship. Pursuant to the terms of the Letter Agreement, Mr. Sahi (i) agreed to continue to serve on the Company's Board of Directors, (ii) acknowledged the enforceability of the existing confidentiality agreement between Mr. Sahi and the Company, and (iii) agreed to restrict his ability to work with a competitive business, as defined therein, and to solicit current employees of the Company. In consideration for the foregoing, the Company agreed to pay to Mr. Sahi a lump sum of $70,000 and an additional $22,000 to be paid ratably over six (6) months for accrued and unpaid vacation, and (i) $40,000 to be paid ratably over four (4) months, and (ii) an option to purchase 25,000 shares of the Company's Common Stock in consideration for Mr. Sahi's agreement with respect to the non-competition and non-solicitation provisions.

     All employees have executed confidentiality agreements with the Company.

COMPENSATION OF DIRECTORS

     As a result of the approval and consummation of the Plan of Reorganization no further options will be issued under the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which was adopted on July 6, 1995 at the Company's 1995 Annual Meeting of Shareholders or the 1991 Long-Term Incentive Plan (the "Incentive Plan") and all unexercised options previously granted under these plans have been terminated.

     Outside Directors also received $2,500 per quarter, paid in Common Stock valued at eighty-five percent (85%) of the thirty (30) day average market price for the stock for the month prior to the month in which payments would be made. During 2000, 29,060 shares were issued to Outside Directors as such compensation.

INCENTIVE PLAN

     In May 1991 the Company adopted its 1991 Long Term Incentive Plan (as amended, the "Incentive Plan"). Pursuant to the Incentive Plan, the Compensation Committee of the Board (the "Committee") has the power to make grants or awards to persons who, in the judgment of the Committee, have contributed or will contribute, to the long-term success of the Company. The Board generally may amend, suspend or terminate the Incentive Plan in whole or in part. However, amendments that materially increase the benefits accruing to participants under the Incentive Plan, increase the number of shares of Common Stock reserved for purposes of the Incentive Plan or materially modify the requirements as to eligibility to participate in the Incentive Plan must also be approved by the Company's shareholders. Awards and grants under the Incentive Plan may be made in a variety of forms, including warrants to purchase Common Stock, stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("ISOs"), and restricted stock. Stock options may be accompanied by SARS, and restricted stock may be accompanied by grants of performance shares (contractual rights to compensation measured by increases in the value of the Common Stock payable in cash). The Committee in its discretion determines who receives grants or awards under the Incentive Plan, the number of warrants, options, ISOs, SARs, performance shares, and shares of restricted stock, the option price, and the duration of the awards. One Million (2,500,000) shares have been reserved for issuance under the Incentive Plan, including 1,055,011 shares subject to outstanding options under the Incentive Plan as of December 31, 2000. There were 62,500 options exercised under the Incentive Plan during 2000. The exercise prices of options awarded under the Incentive Plan were the fair market value of the underlying shares at the time of the award, as determined by the Compensation Committee of the Board of Directors. As a result of the approval and consummation of the Incentive Plan of Reorganization no further options, warrants, restricted stock or other grants will be issued or made under the Incentive Plan.

STOCK INCENTIVE PLAN

     In connection with the Plan of Reorganization, it is anticipated that the Reorganized Bio-Plexus will adopt a Stock Incentive Plan pursuant to which an as-yet-to-be-determined number of shares of New Common Stock will be reserved for issuance to officers, directors, employees and consultants of the Company pursuant to incentive stock options, non-qualified stock options and grants of restricted stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Higgins, Himick and Ribakove are the members of the Compensation Committee. Each is an Outside Director of the Company. No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for any other entity.

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

  Compensation Programs

     Base Salary. The Committee establishes base salaries for each of the executive officers based upon their respective positions with the Company, their experience level and their individual performance. Base salaries are subject to adjustment by the Compensation Committee, from time to time, in its discretion.

     Bonuses. Each executive officer is eligible to receive a cash bonus at the election of the Compensation Committee. The bonus may be awarded at any time during the year and may be based on a specific goal or achievement or overall performance of the executive officer.

     Incentive Plan. Executive officers, directors and employees are eligible to participate in the Company's 1991 Long-Term Incentive Plan (the "Incentive Plan") Grants under the Incentive Plan may be made in a variety of forms including warrants to purchase Common Stock, stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and restricted stock. Stock options may be accompanied by stock appreciation rights and restricted stock may be accompanied by grants of performance shares (contractual rights to compensation measured by increases in the value of Common Stock payable in cash). Vesting periods for executive officers vary. Generally, the options were provided through initial grants at or near the date of hire and subsequent grants as the Compensation Committee deemed appropriate. The intent of the grants was to create an incentive for the recipient to remain at the Company and to provide a long-term incentive to achieve or exceed the Company's goals. On January 20, 1999, at the recommendation of the Compensation Committee at a meeting of the Board of Directors, a decision was made to reduce the exercise prices on employee stock options as of that date which were previously awarded under the 1991 Long Term Incentive Plan to $2.75 per share. This reduction was made in an effort to more appropriately value the options given the decline in the Company's stock price since the original grant dates.

     As a result of the approval and consummation of the Plan of Reorganization, all outstanding options under the Incentive Plan will be terminated, and no further options, warrants, restricted stock or other grants will be issued or made under the Incentive Plan.

  Compensation of Chief Executive Officer

     Mr. Sahi was elected to the position of Chief Executive Officer of the Company on September 21, 1999, and served as such until the election of his successor, John S. Metz, on April 28, 2000. Mr. Sahi's compensation in 2000 consisted of a base salary plus bonus. He was paid a portion of his annual base salary of $180,000 for the period of January 1, 2000 to April 28, 2000. For a more complete description of Mr. Sahi's compensation for 2000, please see the description provided under the heading "Employment Agreements" elsewhere in this report.

     Mr. Metz' employment is governed by an employment agreement dated as of April 28, 2000. His compensation in 2000 consisted of a base salary plus bonus. His base salary for 2000 was $250,000. He received a bonus in the amount of $75,000 and he was awarded stock options to purchase an aggregate of 700,000 shares of the Company's Common Stock at an exercise price of $1.375 per share. For a more complete description of Mr. Metz' compensation for 2000, please see the description provided under the heading "Employment Agreements" elsewhere in this report.

  Code Section 162(m)

     In 1993, the Code was amended to add Section 162(m). Section 162(m) places a limit of $1,000,000 on the amount of compensation that may be deducted by a public company in any year with respect to certain of the Company's higher paid executives. Certain performance-based compensation that has been approved by shareholders is not subject to the deduction limitation. The 2000 cash compensation of the Company's executive officers was well below the level where this limitation would apply. The Company believes that options granted under the Incentive Plan are excluded from the Section 162(m) limitation as performance-based compensation.

                                          Compensation Committee,

                                          Richard L. Higgins
                                          David Himick
                                          Richard D. Ribakove
                                          Scott M. Tepper

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of June 22, 2001 (unless otherwise specified) for: (i) each person who is known by the Company to beneficially own more than five percent (5%) of the Common Stock; (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all of the directors and executive officers as a group.

                                                               AMOUNT AND       PERCENT OF
                                                                 NATURE           CLASS
                                                              OF BENEFICIAL    BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       OWNERSHIP(2)        OWNED
---------------------------------------                       -------------    ------------
Appaloosa Management L.P. and David A. Tepper(3)(4).........   10,758,697          42.0%
Kimberley A. Cady(4)(5).....................................       56,667             *
Herman Gross(4)(6)..........................................    1,678,470          11.2%
Richard L. Higgins..........................................       65,577             *
David Himick(4)(7)..........................................    1,611,276          10.7%
John S. Metz(4)(8)..........................................      243,333           1.2%
Richard D. Ribakove(4)(9)...................................       60,894             *
Carl R. Sahi(4)(10).........................................      569,512           3.8%
Scott M. Tepper(4)(11)......................................       64,957             *
All directors and executive officers as a group (8
  persons)(4)...............................................    4,340,686          28.9%

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

 (3) Based on the Schedule 13D filed with the SEC on behalf of Appaloosa and Mr. Tepper on November 1, 1999, as amended by Amendment No. 1 filed on January 5, 2000, Amendment No. 2 filed on April 3, 2000, Amendment No. 3 filed on May 12, 2000, Amendment No. 4 filed on December 27, 2000 and Amendment No. 5 filed on March 20, 2001. Includes (i) warrants to acquire up to 4,200,000 shares of Common Stock issued in connection with both the Permanent Financing and the Bridge Transactions, (ii) 250,000 shares of Common Stock issued in connection with the Permanent Financing and (iii) 6,308,697 shares of Common Stock (subject to adjustment) issuable upon the conversion of the Convertible Notes.

 (4) Assuming the Plan of Reorganization becomes effective and the Appaloosa Private Placement is consummated, certain outstanding options and warrants (including those described in the footnotes to this table) to purchase common stock will be terminated; Appaloosa Management, L.P., Appaloosa Investment Limited Partnership I, and Palomino Fund Ltd. will receive common stock of the Reorganized Bio-Plexus which will constitute 85% of outstanding common stock of the Reorganized Bio-Plexus; and holders of common stock issued prior to the confirmation of the Plan of Reorganization will receive, in substitution of their existing shares, new shares of common stock of the Reorganized Bio-Plexus, which will initially constitute 15% of Reorganized Bio-Plexus outstanding common stock; Appaloosa Management, L.P., Appaloosa Investment Limited Partnership I, and Palomino Fund Ltd. will be issued, in aggregate, 1,314,060 shares of Common Stock of the Reorganized Bio-Plexus and warrants to purchase an additional 1,314,060 shares of Common Stock of the Reorganized Bio-Plexus. After giving effect to the foregoing transactions, and assuming there occur no other changes to the beneficial ownership of the Company's common stock from that which existed as of June 22, 2001, Appaloosa Management, L.P., Appaloosa Investment Limited Partnership I, and Palomino Fund Ltd. will own beneficially 11,154,060 shares of the Company's common stock which would representing 98.6% of the common stock.

 (5) Includes 56,667 shares of Common Stock issuable upon the exercise of options owned by Ms. Cady which are presently exercisable.

 (6) Includes 75,000 shares of Common Stock issuable upon the exercise of warrants and 2,000 shares issuable upon the exercise of options owned by Mr. Gross which are presently exercisable.

 (7) Includes 158,563 shares owned jointly by Mr. Himick and his wife and as to which they share voting and investment power, 125,000 shares of Common Stock held by the Himick Family Investment Club, of which Mr. Himick holds a 43% partnership interetst, 75,000 shares of Common Stock issuable upon the exercise of warrants, and 4,000 shares of Common Stock issuable upon the exercise of options owned by Mr. Himick which are presently exercisable.

 (8) Includes 233,333 shares of Common Stock issuable upon the exercise of options owned by Mr. Metz which are presently exercisable.

 (9) Includes 40,594 shares of Common Stock owned by Mr. Ribakove and his wife as tenants by the entirety and as to which they share voting and investment power, and 600 shares of Common Stock held in custodial accounts for the Ribakoves' minor children. Also includes 15,000 shares of Common Stock issuable upon the exercise of warrants and 4,000 shares of Common Stock issuable upon the exercise of options owned by Mr. Ribakove which are presently exercisable.

(10) Includes 30,000 shares of Common Stock issuable upon the exercise of warrants, and 25,000 shares of Common Stock issuable upon the exercise of options owned by Mr. Sahi which are presently exercisable.

(11) Includes 50,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Tepper.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of agreements entered into since the beginning of the fiscal year ended December 31, 2000 by the Company with John S. Metz, the President and a director of the Company, Christopher C. Zorn, the Executive Vice President of Sales for the Company, Carl Sahi, a director of the Company, and Scott M. Tepper, a director of the Company, see "Employment Agreements" elsewhere in this report.

     For a description of the transactions between the Company and Appaloosa Management, L.P. and its related companies, see "Chapter 11 Filing"; "Risk
Factors: We Need to Complete $3 Million Private Placement"; "Risk Factors:
Significant Stockholders Can Exercise Influence Over the Company"; "Business:
Bridge Financing"; " Business: Permanent Financing"; "Market for the Registrant's Common Equity and Related Shareholder Matters"; "Liquidity and Capital Resources: Financing During the Chapter 11 Case"; "Liquidity and Capital
Resources: The Appaloosa Private Placement." Scott M. Tepper is a member of the Company's Board of Directors as a designee of Appaloosa Management, L.P. Mr. Tepper is the brother of David Tepper, the sole stockholder and President of Appaloosa Partners Inc., the general partner of Appaloosa, which is a major shareholder of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1) FINANCIAL STATEMENTS

     Listed on page F-1 of the Financial Statements.

     (b) Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2000.

     (c) Exhibits

     Exhibits to 10-K for year ended December 31, 2000

EXHIBIT
  NO.                      DESCRIPTION                           METHOD OF FILING
--------      -------------------------------------    -------------------------------------
 3.1          Certificate of Incorporation of the
              Company, as amended..................    Incorporated by reference to Exhibit
                                                       3.1 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended September 30, 1998 (File No.
                                                       0-24128).
 3.2          Bylaws of the Company, as amended....    Incorporated by reference to Exhibit
                                                       3.2 to the Registrant's Annual Report
                                                       on Form 10-K filed on April 13, 1998
                                                       (File No. 0-24128)
 3.3          Certificate of Amendment of
              Certificate of Incorporation, dated
              April 28, 2000.......................    Incorporated by reference to Exhibit
                                                       3.3 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended March 31, 2000 filed on May 15,
                                                       2000 (File No. 0-24128)
 4.5          Promissory Note, dated October 28,
              1994, between the Company and Victor
              and Margaret DeMattia................    Incorporated by reference to Exhibit
                                                       4.5 to the Registrant's Annual Report
                                                       on Form 10-K filed on March 30, 1995
                                                       (File No. 0-24128).
10.1          Lease, dated March 7, 1989, between
              the Company and T&S Limited
              Partnership, as amended..............    Incorporated by reference to Exhibit
                                                       10.1 to the Registrant's registration
                                                       statement on Form S-1 filed on April
                                                       1, 1994 (File No. 33-77202).
10.4          Purchase and Sale Agreement, as
              amended, for 129 Reservoir Road,
              Vernon, Connecticut, dated October
              28, 1994, between the Company and
              Victor and Margaret DeMattia.........    Incorporated by reference to Exhibit
                                                       10.4 to the Registrant's Annual
                                                       Report on Form 10-K filed on March
                                                       30, 1995 (File No. 0-24128).
10.6          Marketing and Distribution Agreement
              dated March 16, 1995, between the
              Company and Allegiance...............    Incorporated by reference to Exhibit
                                                       10.6 to the Registrant's Amendment
                                                       No. 2 to Annual Report on Form 10-K
                                                       on June 30, 1995 (File No. 0-24128).
10.12         Master Equipment Lease Agreement
              dated as of March 8, 1995, between
              the Company and Financing for Science
              International, Inc. .................    Incorporated by reference to Exhibit
                                                       10.12 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended on June 30, 1995 (File No.
                                                       0-24128).

EXHIBIT
  NO.                      DESCRIPTION                           METHOD OF FILING
--------      -------------------------------------    -------------------------------------
10.13         1995 Non-Employee Directors' Stock
              Option Plan..........................    Incorporated by reference to 10.13 to
                                                       the Registrant's Quarterly Report on
                                                       Form 10-Q for the quarter ended on
                                                       June 30, 1995 (File No. 0-24118).
10.15         Letter Agreement with Aberlyn Capital
              Management Limited Partnership.......    Incorporated by reference to Exhibit
                                                       10.15 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the ended on
                                                       June 30, 1995 (File No. 0-24128).
10.17         Term Sheet dated August 1, 1997
              describing arrangement between the
              Company and Ronald Haverl............    Incorporated by reference to Exhibit
                                                       10.17 to the Registrant's Annual
                                                       Report on Form 10-K/A filed on April
                                                       30, 1998 (File No. 0-24128).
10.18         Development and License Agreement
              dated January 28, 1997 by and between
              the Company and Johnson & Johnson
              Medical, Inc. .......................    Incorporated by reference to 10.18 to
                                                       the Registrant's Quarterly Report on
                                                       Form 10-Q for the quarter ended on
                                                       September 30, 1998 (File No.
                                                       0-24128).
10.19         Supply Agreement dated January 28,
              1997 by and between the Company and
              Johnson & Johnson Medical, Inc. .....    Incorporated by reference to Exhibit
                                                       10.19 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended on September 30, 1998 (File No.
                                                       0-24128).
10.19(a)      Amendment Agreement dated April 15,
              1998 between the Company and Johnson
              & Johnson Medical, Division of
              Ethicon, Inc. .......................    Incorporated by reference to Exhibit
                                                       10.19 to the Registrant's Annual
                                                       Report on Form 10-K/A filed on
                                                       October 25, 2000 (File No. 0-24128)
10.20         Term Promissory Note issued to Carl
              R. Sahi..............................    Incorporated by reference to Exhibit
                                                       10.20 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended on September 30, 1998 (File No.
                                                       0-24128).
10.21         Warrant for shares of common stock
              issued to Carl R. Sahi...............    Incorporated by reference to Exhibit
                                                       10.21 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended on September 30, 1998 (File No.
                                                       0-24128).
10.22         Subscription Agreement dated April
              27, 1999 by and between the Company
              and Ramius Capital Group, LLC........    Incorporated by reference to Exhibit
                                                       10.22 to the Registrant's Form S-3
                                                       filed on May 18, 1999, as amended
                                                       (File No. 333-79671).
10.23a        Letter Agreement dated September 13,
              1999 between the Company and Ramius
              Capital Group, LLC...................    Incorporated by reference to Exhibit
                                                       10.23a to the Registrant's Form S-3
                                                       filed on May 18, 1999, as amended
                                                       (No. 333-79671).

EXHIBIT
  NO.                      DESCRIPTION                           METHOD OF FILING
--------      -------------------------------------    -------------------------------------
10.24         Form of Warrant granted by the
              Company to Ramius Capital Group,
              LLC..................................    Incorporated by reference to Exhibit
                                                       10.24 to the Registrant's Form S-3
                                                       filed on May 18, 1999, as amended
                                                       (File No. 333-79671).
10.25         Registration Rights Agreement by and
              between the Company and Ramius
              Capital Group, LLC...................    Incorporated by reference to Exhibit
                                                       10.25 to the Registrant's Form S-3
                                                       filed on May 18, 1999, as amended
                                                       (File No. 333-79671).
10.33         Convertible Note Purchase Agreement
              dated April 28, 2000 among the
              Company, the Appaloosa Entities and
              Appaloosa Management, L.P., as
              Collateral Agent.....................    Incorporated by reference to Exhibit
                                                       10.33 to the Registrant's Annual
                                                       Report on Form 10-K/A filed on
                                                       October 25, 2000 (File No. 0-24128)
10.33a        First Amendment to Convertible Note
              Purchase Agreement dated April 28,
              2000 among the Company, the Appaloosa
              Entities and Appaloosa Management,
              L.P., as Collateral Agent............    Filed with this Report.
10.34         Form of Warrant to Purchase Shares of
              Common Stock of the Company at a
              Purchase Price of $7.00 per Share....    Incorporated by reference to Exhibit
                                                       10.34 to the Registrant's Annual
                                                       Report on Form 10-K for the year
                                                       ended December 31, 1999 filed on
                                                       April 14, 2000 (File No. 0-24128).
10.35         Registration Rights Agreement between
              the Company, Appaloosa Investment
              Limited Partnership I, L.P. and
              certain entities related thereto.....    Incorporated by reference to Exhibit
                                                       10.35 to the Registrant's Annual
                                                       Report on Form 10-K for the year
                                                       ended December 31, 1999 filed on
                                                       April 14, 2000 (File No. 0-24128).
10.36         Form of Rollover Registration Rights
              Agreement............................    Incorporated by reference to Exhibit
                                                       10.36 to the Registrant's Annual
                                                       Report on Form 10-K for the year
                                                       ended December 31, 1999 filed on
                                                       April 14, 2000 (File No. 0-24128).
10.37         Security Agreement between the
              Company and Appaloosa Investment
              Limited Partnership I, L.P. .........    Incorporated by reference to Exhibit
                                                       10.37 to the Registrant's Annual
                                                       Report on Form 10-K for the year
                                                       ended December 31, 1999 filed on
                                                       April 14, 2000 (File No. 0-24128).
10.38         Letter Agreement dated October 21,
              1999 between the Company and
              Appaloosa Investment Limited
              Partnership I, L.P...................    Incorporated by reference to Exhibit
                                                       10.38 to the Registrant's Annual
                                                       Report on Form 10-K for the year
                                                       ended December 31, 1999 filed on
                                                       April 14, 2000 (File No. 0-24128).

EXHIBIT
  NO.                      DESCRIPTION                           METHOD OF FILING
--------      -------------------------------------    -------------------------------------
10.39         Form of Warrant to Purchase Shares of
              Common Stock of the Company at a
              Purchase Price of $3.00 per Share....    Incorporated by reference to Exhibit
                                                       10.39 to the Registrant's Annual
                                                       Report on Form 10-K for the year
                                                       ended December 31, 1999 filed on
                                                       April 14, 2000 (File No. 0-24128).
10.41         Form of Warrant to Purchase Shares of
              Common Stock of the Company..........    Incorporated by reference to Exhibit
                                                       10.41 to the Registrant's Annual
                                                       Report on Form 10-K for the year
                                                       ended December 31, 1999 filed on
                                                       April 14, 2000 (File No. 0-24128).
10.44         Employment Agreement dated April 27,
              2000 between the Company and John S.
              Metz.................................    Incorporated by reference to Exhibit
                                                       10.44 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended March 31, 2000 filed on May 15,
                                                       2000 (File No. 0-24128)
10.45         Security Agreement dated April 28,
              2000 between the Company and
              Appaloosa Investment Limited
              Partnership I, L.P. .................    Incorporated by reference to Exhibit
                                                       10.45 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended March 31, 2000 filed on May 15,
                                                       2000 (File No. 0-24128)
10.46         Form of Convertible Note.............    Incorporated by reference to Exhibit
                                                       10.46 to the Registrant's Quarterly
                                                       Report on Form 10-Q for the quarter
                                                       ended March 31, 2000 filed on May 15,
                                                       2000 (File No. 0-24128)
10.47         Amended 1991 Long-term Incentive
              Plan.................................    Incorporated by reference to Exhibit
                                                       99.2 to the Registrant's Registration
                                                       Statement on Form S-8 filed on
                                                       October 27, 2000 (File No.
                                                       333-48826).
10.48         Letter Agreement dated October 30,
              2000 between the Company and Carl
              Sahi.................................    Filed with this Report.
10.49         Stock Option Agreement dated October
              30, 2000 between the Company and Carl
              Sahi.................................    Filed with this Report.
10.50         Letter Agreement dated December 6,
              2000 between the Company and
              Christopher Zorn.....................    Filed with this Report.
10.51         Development and Manufacturing and
              Distribution Agreement dated December
              19, 2000 between the Company and
              Fresenius Medical Care Holdings, Inc.
              (d/b/a Fresenius Medical Care North
              America)**...........................    Filed with this Report.
10.52         Form of Executive Officer Stock
              Option Agreement.....................    Filed with this Report.

EXHIBIT
  NO.                      DESCRIPTION                           METHOD OF FILING
--------      -------------------------------------    -------------------------------------
10.53         Debtor's Modified First Amended Plan
              of Reorganization dated June 12,
              2001.................................    Filed with this Report
23            Consent of Mahoney Sabol & Company,
              LLP..................................    Filed with this Report.

---------------
** Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission together with a confidential treatment request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIO-PLEXUS, INC. (REGISTRANT)

                                          By:       /s/ JOHN S. METZ
                                            ------------------------------------
                                                        John S. Metz
                                             President, Chief Executive Officer
                                                        and Director

Dated: July 9, 2001

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

                     SIGNATURE                                      TITLE                       DATE
                     ---------                                      -----                       ----
               By: /s/ JOHN S. METZ                  President, Chief Executive Officer     July 9, 2001
  ----------------------------------------------     and Director
                   John S. Metz

            By: /s/ RICHARD D. RIBAKOVE              Chairman and Director                  July 9, 2001
  ----------------------------------------------
                Richard D. Ribakove

            By: /s/ RICHARD L. HIGGINS               Director                               July 9, 2001
  ----------------------------------------------
                Richard L. Higgins

               By: /s/ DAVID HIMICK                  Director                               July 9, 2001
  ----------------------------------------------
                   David Himick

               By: /s/ HERMAN GROSS                  Director                               July 9, 2001
  ----------------------------------------------
                   Herman Gross

               By: /s/ SCOTT TEPPER                  Director                               July 9, 2001
  ----------------------------------------------
                   Scott Tepper

                 By: /s/ CARL SAHI                   Director                               July 9, 2001
  ----------------------------------------------
                     Carl Sahi

                                BIO-PLEXUS, INC.

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:                                         PAGE
---------------------                                         ----
Report of Independent Accountants...........................  F-2
Balance Sheets at December 31, 2000 and 1999................  F-3
Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.......................................  F-4
Statements of Changes in Shareholders' (Deficit) Equity for
  the years ended December 31, 2000, 1999 and 1998..........  F-5
Statements of Cash Flows for the years ended December 31,
  2000, 1999, and 1998......................................  F-6
Notes to Financial Statements...............................  F-7

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bio-Plexus, Inc.

     We have audited the balance sheets of Bio-Plexus, Inc. as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Bio-Plexus, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000 in conformity with generally accepted accounting principles.

     As discussed in Note 1, on April 4, 2001, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code with the Untied States Bankruptcy Court for the District of Connecticut. The Company formulated a Plan of Reorganization which was included in the Disclosure Statement approved by the Bankruptcy Court on April 19, 2001. On June 12, 2001, a confirmation order was issued by the Bankruptcy Court that confirmed the Reorganization Plan, and the Company emerged from its debtor-in-possession status as the Reorganized Bio-Plexus. The Company must meet certain conditions prior to the effectiveness and consummation of the Plan of Reorganization and the funding of a $3.0 million private placement transaction. The Company's ability to operate as a going concern is contingent upon such conditions and private placement funding. The uncertainty with respect to effectiveness and consummation of Plan of Reorganization, coupled with the recurring net losses from operations and accumulated deficit, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Plan of Reorganization could materially change the amounts and classifications of assets and liabilities reported in the accompanying financial statements. The financial statements do not include any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Plan of Reorganization.

MAHONEY SABOL & COMPANY, LLP

Hartford, Connecticut
March 30, 2001 and
June 12, 2001 as to Note 1

                                BIO-PLEXUS, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,003,000    $    867,000
  Accounts receivable.......................................       516,000         908,000
  Inventories:
     Raw materials..........................................     1,379,000         621,000
     Work-in-process........................................        36,000         474,000
     Finished goods.........................................     1,634,000       1,167,000
                                                              ------------    ------------
                                                                 3,049,000       2,262,000
  Other current assets......................................       124,000         173,000
                                                              ------------    ------------
          Total current assets..............................     7,692,000       4,210,000
                                                              ------------    ------------
Fixed assets, net (Note 4)..................................     7,845,000       4,384,000
Deferred debt financing expenses............................     1,017,000         465,000
Patents, net of amortization................................       415,000         335,000
Other assets................................................         3,000         253,000
                                                              ------------    ------------
                                                              $ 16,972,000    $  9,647,000
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Current portion of long-term debt (Note 5)................  $     52,000    $    899,000
  Note payable (Note 5).....................................            --       1,340,000
  Accounts payable and accrued expenses.....................     1,105,000         786,000
  Accrued interest payable..................................        24,000          55,000
  Accrued vacation..........................................       122,000         202,000
  Other accrued employee costs..............................       282,000         226,000
                                                              ------------    ------------
          Total current liabilities.........................     1,585,000       3,508,000
                                                              ------------    ------------
Other long-term debt, net (Note 5)..........................    17,806,000       2,262,000
Redeemable common stock warrants (Note 7)...................            --         149,000
Commitments and contingencies (Note 10).....................            --              --
Shareholders' (deficit) equity (Note 7):
  Convertible preferred stock, no par value, 3,000,000
     authorized, no shares issued and outstanding...........            --              --
  Common stock, no par value, 40,000,000 authorized,
     14,887,230 and 14,083,807 shares issued and
     outstanding............................................    76,412,000      71,833,000
  Accumulated deficit.......................................   (78,831,000)    (68,105,000)
                                                              ------------    ------------
          Total shareholders' (deficit) equity..............    (2,419,000)      3,728,000
                                                              ------------    ------------
                                                              $ 16,972,000    $  9,647,000
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                            STATEMENTS OF OPERATIONS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------    -----------    -----------
Revenue:
  Product..........................................  $  4,693,000    $ 5,498,000    $ 5,086,000
  Services.........................................       102,000      1,426,000      4,171,000
  Licensing fees (Note 12).........................       200,000        100,000         50,000
                                                     ------------    -----------    -----------
          Total revenue............................     4,995,000      7,024,000      9,307,000
                                                     ------------    -----------    -----------
Costs and expenses:
  Product..........................................     2,450,000      3,754,000      6,355,000
  Services.........................................        35,000         87,000        267,000
  Research and development.........................     1,180,000      1,112,000        463,000
  Selling, general and administrative..............     7,677,000      4,937,000      4,593,000
                                                     ------------    -----------    -----------
          Total operating costs and expenses.......    11,342,000      9,890,000     11,678,000
                                                     ------------    -----------    -----------
Operating Loss.....................................    (6,347,000)    (2,866,000)    (2,371,000)
                                                     ------------    -----------    -----------
Financing Expenses:
  Amortization of deferred debt financing..........       333,000        266,000         63,000
  Other financing expense (Note 5).................     4,347,000      2,158,000        633,000
  Other income.....................................      (301,000)       (57,000)      (107,000)
                                                     ------------    -----------    -----------
          Total financing expenses.................     4,379,000      2,367,000        589,000
                                                     ------------    -----------    -----------
Net loss...........................................  $(10,726,000)   $(5,233,000)   $(2,960,000)
                                                     ============    ===========    ===========
Net loss (basic and diluted) per common share......  $      (0.73)   $     (0.39)   $     (0.24)
                                                     ============    ===========    ===========
Weighted average common shares outstanding.........    14,695,505     13,540,922     12,263,870
                                                     ============    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

                                                                     CONVERTIBLE
                                             COMMON STOCK          PREFERRED STOCK
                                       -------------------------   ----------------   ACCUMULATED
                                         SHARES        AMOUNT      SHARES   AMOUNT      DEFICIT         TOTAL
                                       -----------   -----------   ------   -------   ------------   ------------
Balance -- December 31, 1997.........   12,137,787   $64,070,000       --   $    --   $(59,912,000)  $  4,158,000
Exercise of stock options............       21,000        29,000                                           29,000
Cash proceeds from sale..............      634,378     1,250,000                                        1,250,000
Net loss.............................                                                   (2,960,000)    (2,960,000)
                                       -----------   -----------   ------   -------   ------------   ------------
Balance -- December 31, 1998.........   12,793,165    65,349,000       --        --    (62,872,000)     2,477,000
Exercise of stock options............       32,917        89,000                                           89,000
Cash proceeds from sale..............      549,558     1,100,000                                        1,100,000
Board of Directors' fees.............       17,376        43,000                                           43,000
Conversion of notes payable..........      544,753     1,467,000                                        1,467,000
Conversion of warrants...............      146,038            --                                               --
Warrants issued with debt............                  3,785,000                                        3,785,000
Net loss.............................                                                   (5,233,000)    (5,233,000)
                                       -----------   -----------   ------   -------   ------------   ------------
Balance -- December 31, 1999.........   14,083,807    71,833,000       --        --    (68,105,000)     3,728,000
Exercise of stocks options...........       44,950       115,000                                          115,000
Cash proceeds from sale..............      250,000       750,000                                          750,000
Board of Directors' fees.............       18,864        40,000                                           40,000
Conversion of notes payable..........      489,609     1,333,000                                        1,333,000
Warrants issued with debt............           --     2,192,000                                        2,192,000
Expiration of Redeemable Common Stock
  Warrants...........................           --       149,000                                          149,000
Net loss.............................                                                  (10,726,000)   (10,726,000)
                                       -----------   -----------   ------   -------   ------------   ------------
Balance -- December 31, 2000.........   14,887,230   $76,412,000       --   $    --   $(78,831,000)  $ (2,419,000)
                                       ===========   ===========   ======   =======   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                BIO-PLEXUS, INC.

                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2000           1999           1998
                                                        ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..............................................  $(10,726,000)   $(5,233,000)   $(2,960,000)
Adjustments to reconcile net loss to cash used by
  operating activities:
  Depreciation and amortization.......................       546,000        552,000        923,000
  Writedown of equipment to net realizable value (Note
    4)................................................        60,000        280,000      1,359,000
  Amortization of deferred debt financing expenses....       333,000        266,000         63,000
  Amortization of debt discount (Note 5)..............     2,364,000      1,747,000         59,000
  Decrease (increase) in assets:
    Accounts receivable...............................       392,000       (344,000)      (169,000)
    Inventories.......................................      (787,000)      (238,000)      (117,000)
    Other current assets..............................        49,000             --
    Notes receivable..................................            --             --        152,000
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses.............       319,000        248,000        (91,000)
    Accrued interest payable..........................       (31,000)        27,000          2,000
    Accrued vacation and other accrued employee
       costs..........................................       (24,000)        19,000        (43,000)
    Accrued product replacement costs (Note 14).......            --       (222,000)       222,000
    (Decrease) increase in deferred revenue (Note
       12)............................................            --       (875,000)        34,000
  Other...............................................       290,000       (188,000)       155,000
                                                        ------------    -----------    -----------
    Net cash used in operating activities.............    (7,215,000)    (3,961,000)      (411,000)
                                                        ------------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets............    (4,040,000)      (536,000)       (82,000)
Long-term investment (Note 3).........................            --        627,000       (600,000)
Cost of patents.......................................      (107,000)      (103,000)      (115,000)
                                                        ------------    -----------    -----------
    Net cash used in investing activities.............    (4,147,000)       (12,000)      (797,000)
                                                        ------------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (Note 7)...........       750,000      1,100,000      1,250,000
Proceeds from exercise of common stock options........       115,000         91,000         29,000
Accretion of interest payable.........................     1,721,000             --             --
Redemption of common stock (Note 7)...................            --             --        (20,000)
Proceeds from long-term debt (Note 5).................     9,900,000      2,060,000        300,000
Payments of deferred financing costs..................      (885,000)            --             --
Increase in notes payable (Note 5)....................     3,850,000      2,750,000        250,000
Proceeds from sale and leaseback......................            --        137,000             --
Repayments of long-term debt..........................      (953,000)    (1,833,000)    (1,568,000)
                                                        ------------    -----------    -----------
    Net cash provided by financing activities.........    14,498,000      4,305,000        241,000
                                                        ------------    -----------    -----------
    Net increase (decrease) in cash and cash
       equivalents....................................     3,136,000        332,000       (967,000)
    Cash and cash equivalents, beginning of period....       867,000        535,000      1,502,000
                                                        ------------    -----------    -----------
    Cash and cash equivalents, end of period..........  $  4,003,000    $   867,000    $   535,000
                                                        ============    ===========    ===========
Supplemental cash flow disclosures:
  Cash payments of interest (net of amounts
    capitalized)......................................  $    382,000    $   412,000    $   572,000
  Cash payments of income taxes.......................         1,000          4,000          4,000
  Debt discount.......................................     2,192,000      1,900,000             --
  Surrender of debt upon conversion to equity.........     1,333,000      1,467,000             --

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

  Chapter 11 Filing and Going Concern

     On April 4, 2001 (the "Petition Date") the Company filed a voluntary petition for relief under chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut. As of the Petition Date, the Company commenced operating its business and manages its properties as a debtor-in-possession.

     On April 4, 2001, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Company's chapter 11 case and the anticipated organization, operation and financing of reorganized Bio-Plexus ("Reorganized Bio-Plexus"). The Company subsequently filed certain amendments to the Plan of Reorganization to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization. Among other things, the Plan of Reorganization (1) divides the Company's creditors into eight classes; (2) provides that certain classes of creditors will be paid in full, and will be otherwise rendered unimpaired; (3) provides that, in exchange for its secured claim, Appaloosa Management, L.P., Appaloosa Investment Limited Partnership I, Palomino Fund Ltd. and Tersk LLC (collectively, the "Appaloosa Entities") will receive shares of common stock of the Reorganized Bio-Plexus representing 85% of the Reorganized Bio-Plexus outstanding common stock, and (4) provides that holders of common stock issued prior to the confirmation of the Plan of Reorganization will receive, in substitution of their existing shares, new shares of common stock of the Reorganized Bio-Plexus, which will constitute 15% of Reorganized Bio-Plexus outstanding common stock.

     On June 12, 2001 a confirmation order was issued by the United States Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129, and the Company emerged from its debtor-in-possession status as the Reorganized Bio-Plexus. The conditions precedent to the effectiveness and consummation of the Plan of Reorganization include, among other things, reincorporating the Reorganized Bio-Plexus in the State of Delaware, there being no material adverse change in the development and launch of the Company's Winged Set product, and the consummation of a private placement of $3.0 million with Appaloosa. In connection with the private placement, the Company will issue to the Appaloosa Entities

                                BIO-PLEXUS, INC.

1,314,060 additional shares of Common Stock of the Reorganized Bio-Plexus and warrants to purchase an additional 1,314,060 additional shares of Common Stock of the Reorganized Bio-Plexus.

     The Plan of Reorganization will have a material effect on certain facts which existed as of December 31, 2000, including the termination of certain outstanding options, warrants and other rights (such as conversion rights) to acquire the Company's common stock.

  Default on Convertible Notes Payable

     The convertible notes payable issued on April 28, 2000 to the Appaloosa Entities (see Note 5) contain certain restrictive covenants, including but not limited to, minimum (maximum) operating profit (loss), minimum product sales revenue and maximum permitted capital expenditures. On March 31, 2001, the Company was in violation of the operating profit (loss) covenant. Under the terms of the agreement, the Appaloosa Entities may call the convertible notes as a result of this violation. The covenant violation has not been waived by the Appaloosa Entities as such notes will be converted to common stock under the provisions of the Plan of Reorganization. At December 31, 2000, the Company was not in violation of these covenants. Accordingly, the December 31, 2000 Financial Statements do not include any adjustments as a result of this default.

     The financial statements have been prepared assuming the Company will continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, the effectiveness and consummation of the Plan of Reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing arrangements to meet ongoing obligations. The uncertainty with respect to effectiveness and consummation of Plan of Reorganization, coupled with the recurring net losses from operations and accumulated deficit, raise substantial doubt about the Company's ability to continue as a going concern. The Plan of Reorganization could materially change the amounts and classifications of assets and liabilities reported in the accompanying financial statements. The financial statements do not include any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Plan of Reorganization and these other uncertainties.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. At various times, cash balances exceeded federally insured limits.

  Short-Term Investments

     The Company may invest its excess cash with a local bank in a short-term investment account backed by either US Treasury bonds or federal agency obligations.

                                BIO-PLEXUS, INC.

  Inventories

     All inventories are stated at cost using the weighted average valuation method. Included in inventory totals were allowance for obsolescence of approximately $8,000 and $299,000 at December 31, 2000 and 1999, respectively.

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

  Reclassification

     Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

                                BIO-PLEXUS, INC.

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

4. FIXED ASSETS

     Fixed assets consist of the following:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2000            1999
                                                    ------------    ------------
Fixed assets under capital lease:
  Machinery and equipment.........................  $        --     $ 2,580,000
  Production molds................................       76,000       2,029,000
  Office furniture and equipment..................           --         472,000
                                                    -----------     -----------
     Total under capital lease....................       76,000       5,081,000
  Land and building...............................    2,490,000       2,438,000
  Machinery and equipment.........................    2,906,000         120,000
  Construction-in-progress........................    3,797,000         311,000
  Production molds................................    2,922,000         910,000
  Office furniture and equipment..................      875,000         226,000
                                                    -----------     -----------
                                                     13,066,000       9,086,000
  Less: accumulated depreciation..................   (5,221,000)     (4,702,000)
                                                    -----------     -----------
                                                    $ 7,845,000     $ 4,384,000
                                                    ===========     ===========

     At December 31, 2000 and 1999, the Company had approximately $76,000 and $5,081,000, respectively, of fixed assets subject to a sale-leaseback arrangement with third party lessors (see Note 5).

     Construction-in-progress includes $211,000 of capitalized interest at December 31, 2000.

     Depreciation expense was $519,000 in 2000, $532,000 in 1999, and $909,000 in 1998.

     Beginning in 1996 and continuing into 2000, certain of the Company's fixed assets were written down to net realizable value and were subsequently written off, as the manner in which these assets were used by the Company had changed. These fixed assets consisted of primarily the Company's first generation production machinery and equipment used to manufacture its blood collection needle product line. This machinery and equipment was internally constructed, lower volume equipment that was phased out over this time period in favor of higher volume, more automated, more efficient production machinery and equipment. Total losses resulting from these write-downs and subsequent write-offs amounted to $60,000 in 2000, $280,000 in 1999,

                                BIO-PLEXUS, INC.

and $1,359,000 in 1998, and such losses were reported in product costs on the statements of operations in those years.

5. DEBT

     The balance of long-term debt is as follows:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2000            1999
                                                    ------------    ------------
Convertible Notes Payable, net of Unamortized
  Discount of $1,902,000..........................  $16,570,000      $       --
Capital Lease Obligations, net of Unamortized
  Discount of $0 and $9,000.......................       57,000         969,000
Facility mortgage payable.........................    1,231,000       1,264,000
Convertible Debentures, net of Unamortized
  Discount of $405,000............................           --         928,000
                                                    -----------      ----------
                                                     17,858,000       3,161,000
Less: current portion.............................       52,000         899,000
                                                    -----------      ----------
                                                    $17,806,000      $2,262,000
                                                    ===========      ==========

     The aggregate maturities of long-term debt, including capital lease obligations, over the next five years and thereafter are as follows:
2001 -- $52,000; 2002 -- $57,000; 2003 -- $63,000; 2004 -- $54,000; 2005 --
$18,524,000; thereafter -- $1,010,000.

  Convertible Notes Payable

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

  Bridge Transactions

     Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to Appaloosa and entities affiliated therewith (the "Appaloosa Entities") a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the "First Bridge Note"). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note, the Company also issued to the Appaloosa Entities (i) a five-year warrant to purchase up to 1.0 million shares of Common Stock, at an initial exercise price of $3.00 per share (the "$3 Warrants") and
(ii) a nine-year warrant to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants") (the $3 Warrants and $5 Warrants are collectively referred to herein as the "First Bridge Warrants"). At the Purchaser's election and upon the closing of the Permanent Financing, the exercise price of the $3 Warrants increased to $4.00 per share of Common Stock. The exercise price of the $5 Warrants increased to $7.00 per share of Common Stock upon the closing of the Permanent Financing. The $5 Warrants contain a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt and was amortized over the term of the First Bridge Note.

                                BIO-PLEXUS, INC.

     On January 5, 2000, the Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $1.65 million (the "Second Bridge Note"). In connection with the issuance of the Second Bridge Note, the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 200,000 shares of Common Stock at an initial exercise price of $3.00 per share (the "Second Bridge Warrants"). The Second Bridge Warrants contain a net-exercise provision.

     On April 3, 2000, the Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $2.2 million (the "Third Bridge Note"). No warrants or convertible securities were issued in connection with the Third Bridge Note. The First Bridge Note, the Second Bridge Note and the Third Bridge Note are collectively referred to as the "Bridge Notes". The issuance of the Bridge Notes, the First Bridge Warrants and the Second Bridge Warrants are collectively referred to as the "Bridge Transactions".

     The Bridge Notes were not convertible into shares of Common Stock and were paid-in-full at the closing of the Permanent Financing on April 28, 2000.

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

     Coinciding with Stockholder Approval obtained on April 28, 2000, the Company issued to the Appaloosa Entities the Convertible Notes, the Permanent Financing Shares and the $7 Warrants. The Convertible Notes are convertible into shares of Common Stock at an initial conversion price of $3.00. The $7 Warrants contain a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt which will be amortized over the term of the debt.

     The Permanent Financing generated aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes and costs and expenses associated with the financing, the Company realized net proceeds of approximately $9.6 million that is available along with existing resources for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

     The Convertible Notes contain certain restrictive covenants, including, but not limited to, minimum (maximum) operating profit and (loss), minimum product sales revenue and maximum permitted capital expenditures. At December 31, 2000, the Company was not in violation of such covenants.

  Capital Lease Obligations

     On March 8, 1995, the Company entered a five-year sale-leaseback financing agreement in amounts up to $2,000,000 with an equipment lessor on certain machinery and molds. Monthly rent expense equals 2.14% of the equipment leased and is payable monthly in advance. The Company exercised its option to purchase all of the leased equipment at the end of the lease term for the then current market value of the equipment. In June 1995, the Company utilized approximately $1,000,000 of the commitment, and as an inducement, the Company issued the lessor warrants to purchase 6,355 shares of Common Stock at an exercise price of $13.63

                                BIO-PLEXUS, INC.

per share with an exercise period of five years. The fair value of the warrants at the date of issuance was recorded as a discount on the lease obligation. The warrants expired during June 2000.

     On June 28, 1996, the Company and the lessor agreed to a $2,000,000 expansion of the sale-leaseback financing agreement to finance the purchase of a new needle production machine. The lease term was four years and monthly rent payments equal 2.50% of the equipment leased and is payable monthly in advance. The Company exercised its option to purchase all of the leased equipment at the end of the lease term for the then current market value of the equipment. As an inducement, the Company issued the lessor warrants to purchase 16,851 shares of common stock at an exercise price of $11.28 per share with an exercise period of five years. The fair value of the warrants at the date of issuance was recorded as a discount on the lease obligation.

     On September 19, 1996, the Company entered a three-year sale-leaseback Master Lease Agreement for amounts up to $150,000 with an equipment lessor for certain machinery and equipment. Monthly rent expense equaled 3.32% of the equipment leased and was payable monthly in advance. The Company exercised its option to purchase certain leased equipment at the end of the lease term for the then current market value of the equipment. On July 23, 1999, the Company extended the Master Lease Agreement for sixty months through an additional lease agreement of approximately $137,000 for the purchase of production tooling. The Company has the option to purchase the tooling at the end of the lease term for $1.00. The lease requires monthly payments and incurs interest at approximately 9.7% per annum. At December 31, 2000 the Company had approximately $57,000 outstanding under the additional lease agreement.

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

                                BIO-PLEXUS, INC.

6. INCOME TAXES

     Deferred tax assets are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Costs capitalized for tax purposes................  $    14,000    $    26,000
  Research tax credits............................      770,000        659,000
  Net operating losses............................   27,116,000     25,738,000
                                                    -----------    -----------
Gross deferred tax assets.........................   27,900,000     26,423,000
Less: valuation allowance.........................   27,900,000     26,423,000
                                                    -----------    -----------
Net deferred tax assets...........................  $        --    $        --
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

     At December 31, 2000, the Company has available federal net operating loss carryforwards of approximately $72,865,000 and research and development tax credit carryforwards of approximately $770,000. The federal carryforwards expire in years 2002 through 2020. State of Connecticut net operating loss carryforwards of approximately $47,308,000 expire in years 2001 through 2005.

     As defined in the Internal Revenue Code, certain substantial ownership changes limit the utilization of the available net operating loss and tax credit carry forwards. The Company has experienced a number of substantial ownership changes, which limit the amount of pre-change loss carry forwards that can be utilized in any one taxable year as follows:

                                                     FEDERAL LOSS       ANNUAL
              DATE NOL WAS GENERATED                 CARRY FORWARD    LIMITATION
              ----------------------                 -------------    ----------
9/87 - 12/89.......................................   $   333,000     $   32,000
1/90 - 12/91.......................................     1,807,000        386,000
1/92 - 06/94.......................................    11,749,000      1,437,000

     The remaining $58,976,000 of federal net operating loss carry forwards is not limited unless a substantial ownership change occurs in the future.

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

                                BIO-PLEXUS, INC.

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

     On October 26, 2000, at the Annual Meeting of Shareholders, the Company amended its Certificate of Incorporation to increase the authorized number of common shares from 25,000,000 to 40,000,000. On July 19, 1999, at the Annual Meeting of Shareholders, the Company increased the authorized number of common shares from 18,000,000 to 25,000,000.

     On March 9, 2000, an officer of the Company exercised a cashless option to purchase 14,950 shares of common stock at a net exercise price of $2.16 per share.

     On April 28, 2000, the Company issued to the Appaloosa Entities of the Convertible Notes Payable (See Note 5), 250,000 shares of common stock at a price of $3.00 per share, the "Permanent Financing Shares".

     During 2000, the Company issued a total of 18,864 shares of common stock in the amount of $40,000 as compensation to the members of the board of directors.

  Warrants and Options

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

     On April 30, 1993, the Company entered into a $2,000,000 sale-leaseback agreement with a lessor primarily to finance the purchase and construction of needle assembly machines and production molds. As an inducement, the Company issued the lessor and its affiliate warrants to purchase up to 47,500 shares of common stock at $9 per share. The warrants are expired unexercised on April 30, 2000.

     On October 28, 1993, the Company and a lessor agreed to a $575,000 increase in a sale-leaseback agreement for certain machinery and molds. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 11,876 shares of common stock at $9 per share. The warrants are expired unexercised December 1, 2000.

     In March 1994, the Company granted warrants to purchase 16,667 shares of common stock at $9 per share to a financing company. The warrants were granted in consideration for a commitment by the financing company to purchase any shares which may have been returned by investors if the Company had been

                                BIO-PLEXUS, INC.

required to make a rescission offer to certain investors of its common stock and convertible preferred stock. The warrants are exercisable at any time until April 30, 2001.

     On April 1, 1994, the Company and a lessor agreed to a $2,000,000 expansion of a sale-leaseback agreement for certain machinery and molds. As an inducement, the Company issued the lessor and its affiliate warrants to purchase 26,546 shares of common stock at $9 per share. The warrants are exercisable through April 30, 2001.

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

     On June 15, 1995 the Company and the CDA entered into a Warrant Modification Agreement pursuant to which: (i) each of the CDA Warrants may be exercised by surrender of the instruments evidencing the Company's indebtedness incurred in connection with the issuance of such warrant; (ii) the Company agreed to permit the CDA's net exercise of the CDA Warrants based upon the difference between the fair market value (as defined) of the Company's common stock on the date of such exercise and the respective exercise price; provided, however, that the CDA shall exercise its warrants first by surrender of debt, as described above; (iii) the CDA waived the right to redeem the 1995 CDA Warrant; and (iv) the CDA agreed to partially exercise the 1993 CDA Warrant by surrendering the CDA Notes in exchange for shares of common stock and agreed to receive a replacement redeemable warrant exercisable at $9.00 per share for the balance of the shares subject to the 1993 CDA Warrant. The warrants are exercisable at any time between July 27, 1998 and August 1, 2000. Effective July 1, 1995, the CDA partially exercised the 1993 CDA Warrant for 57,531 shares of common stock and received a replacement warrant for the unexercised portion of the 1993 CDA Warrant or 42,669 shares of common stock. The warrant expired unexercised in 2000.

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

                                BIO-PLEXUS, INC.

     On December 1, 1998, certain shareholders received 18,000 warrants with a maturity date of December 31, 2001 and an exercise price of $2.00 in exchange for term notes totaling $300,000.

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

     On September 16, 1999, the Company granted warrants to purchase 25,000 shares to a Director. The warrants are exercisable through September 16, 2002 at a price of $4.75.

     On October 18, 1999, the Company granted warrants to purchase 15,000 shares of the Company's common stock to its Chairman of the Board. The warrants are exercisable through October 18, 2004 at an exercise price of $3.81.

     On March 16, 2000, the Company granted warrants to purchase 25,000 shares to a Director. The warrants are exercisable through March 16, 2003 at a price of $4.12.

     On April 28, 2000, the Company issued to the Appaloosa Entities of the Convertible Notes Payable (See Note 5) the $7 Warrants. The $7 Warrants are exercisable into 1,500,000 shares of common stock and contain a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt, which will be amortized over the term of the debt.

     On October 30, 2000, the Company granted 25,000 options to a Director. The options are exercisable through October 30, 2010 at a price of $2.00.

     Pursuant to the provisions of certain of the warrant documents, the Company must recalculate the number of shares and exercises prices of the warrants if the Company subsequently issues shares of stock at prices lower than the original exercise prices of the warrants. Because the Company has issued shares below the warrant exercises prices of certain of the above warrants, the recalculation was performed as of December 31, 2000. This recalculation resulted in 111,504 additional warrants outstanding with adjusted exercise prices ranging from $3.00 to $8.23.

     The Company has reserved shares of common stock as follows:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Warrants...........................................   5,271,942       3,957,704
Stock Options......................................   2,271,583         809,083
                                                      ---------       ---------
                                                      7,543,525       4,766,787
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

                                BIO-PLEXUS, INC.

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

     On July 17, 1996 at the Annual Meeting of Shareholders, an amendment to the 1991 Long-Term Incentive Plan was adopted which increased the number of shares of common stock subject to the Incentive Plan from 750,000 to 1,000,000. On October 26, 2000 at the Annual Meeting of Shareholders, an amendment to the 1991 Long-Term Incentive Plan was adopted which increased the number of shares of common stock subject to the Incentive Plan from 1,000,000 to 2,500,000. A committee of outside directors administers the Incentive Plan; imposes limits on awards to executives; eliminates sequential exercise of outstanding options; imposes restrictions on the cash exercise of stock appreciation rights in certain circumstances; and effects certain other technical and conforming changes.

     A summary of stock option activity under the Plan is as follows:

                                                       NUMBER OF     EXERCISE
                                                        OPTIONS        PRICE
                                                       ---------    -----------
Outstanding at December 31, 1997.....................    426,150
Granted -- 1998......................................    192,500    4.00 - 4.75
Canceled -- 1998.....................................   (168,750)   4.00 - 9.25
Exercised -- 1998....................................    (21,000)          1.38
                                                       ---------
Outstanding at December 31, 1998.....................    428,900
Granted -- 1999......................................    153,000    2.16 - 2.56
Canceled -- 1999.....................................     (6,833)   2.75 - 9.25
Exercised -- 1999....................................    (32,917)          2.75
                                                       ---------
Outstanding at December 31, 1999.....................    542,150
Granted -- 2000......................................    784,061    1.38 - 4.06
Canceled -- 2000.....................................   (208,700)   1.38 - 2.75
Exercised -- 2000....................................    (62,500)   2.16 - 2.75
                                                       ---------
Outstanding at December 31, 2000.....................  1,055,011
                                                       =========

     There are 245,783 stock options exercisable under the Plan at December 31, 2000.

                                BIO-PLEXUS, INC.

     The following summarizes additional information about stock options outstanding at December 31, 2000:

              OPTIONS                                   OPTIONS
            OUTSTANDING      WEIGHTED                 EXERCISABLE
               NUMBER         AVERAGE     WEIGHTED       NUMBER
           OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT      WEIGHTED
EXERCISE    DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,       AVERAGE
 PRICE          2000           LIFE        PRICE          2000        EXERCISE PRICE
--------   --------------   -----------   --------   --------------   --------------
  1.38         719,500         9.58         1.38         19,500            1.38

  2.09           8,061         9.75         2.09             --            2.09

  2.13          27,000         9.50         2.13             --            2.13

  2.16          63,000         8.25         2.16         63,000            2.16

  2.56           3,000         8.25         2.56          1,000            2.56

  2.75         185,450         5.22         2.75        162,283            2.75

  3.88          40,000         9.17         3.88             --            3.88

  4.06           9,000         9.17         4.06             --            4.06

             ---------                                  -------

             1,055,011                                  245,783

             =========                                  =======

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

     Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss per share would have been as follows:

                                                YEAR ENDED           YEAR ENDED
                                             DECEMBER 31, 2000    DECEMBER 31, 1999
                                             -----------------    -----------------
Net loss:
  As reported..............................    $(10,726,000)         $(5,233,000)
  Pro forma under FAS 123..................    $(10,786,000)         $(7,338,000)
Net loss per share:
  As reported..............................            (.73)                (.39)
  Pro forma under FAS 123..................            (.73)                (.54)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted from 1995 to 2000: dividend yield of 0%, risk free interest rate ranged from 5.4% to 6.23%, expected volatility factor ranged from 114% to 118%, and an expected option term of ten years.

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

                                BIO-PLEXUS, INC.

adoption of the Directors' Plan. All options granted vest one year after the grant and have an exercise price equal to the fair market value of the shares at the time of the grant.

     A summary of the stock option activity under the Plan is as follows:

                                                       NUMBER OF      EXERCISE
                                                        SHARES         PRICE
                                                       ---------    ------------
Outstanding at December 31, 1997.....................   23,000
Granted -- 1998......................................    5,000      3.00 -  3.25
Canceled -- 1998.....................................   (7,000)     3.00 - 11.75
                                                        ------
Outstanding at December 31, 1998.....................   21,000
Granted -- 1999......................................    3,000              4.25
Canceled -- 1999.....................................   (1,000)             3.25
                                                        ------
Outstanding at December 31, 1999.....................   23,000
Granted -- 2000......................................    6,000              1.38
                                                        ------
Outstanding at December 31, 2000.....................   29,000
                                                        ======

9. LEASES

     At December 31, 2000, the Company was committed under operating leases. Minimum lease payments under these noncancelable leases in the next five years are: 2001 -- $56,000; 2002 -- $10,000; 2003 -- $9,000; 2004 -- $7,000;
2005 -- $2,500. Rent expense was $191,000 in 1998, $62,000 in 1999, and $54,000 in 2000.

10. COMMITMENTS AND CONTINGENCIES

     As of December 31, 2000 the Company had capital expenditure purchase commitments outstanding of approximately $1,301,000, which were comprised of new machinery & equipment and tooling for production of product.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying amount for accounts receivable, -note payable, -accounts payable, and accrued expenses, are deemed reasonable because of the short-term nature of these items.

     The following table represents the fair value of the Company's long-term debt. Such values are estimated based upon the current rates that would be offered to the Company on similar debt.

        DECEMBER 31, 2000           DECEMBER 31, 1999
    -------------------------    ------------------------
     CARRYING         FAIR        CARRYING        FAIR
      AMOUNT         VALUE         AMOUNT        VALUE
    -----------    ----------    ----------    ----------
    $17,801,000    $9,400,000    $2,192,000    $1,740,000
    -----------    ----------    ----------    ----------

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

                                BIO-PLEXUS, INC.

manufacturing equipment and tooling. JJM agreed to acquire initial production equipment and tooling which was completed in 1998.

     On April 9, 1998 the Company amended the Development and License Agreement and canceled the Supply Agreement with JJM. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The $3,500,000 payment was recorded as deferred revenue and $875,000 and $2,625,000 were recognized into income during 1999 and 1998, respectively. The revised agreement also provided for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties.

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

                                BIO-PLEXUS, INC.

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

     On July 19, 2000, the Company entered into a distribution agreement with Claflin Company, a distributor of medical and surgical products located in East Providence, Rhode Island. The agreement permits Claflin to purchase and distribute all of the Company's blood collection products on a non-exclusive basis. The agreement has an initial term of two years, and shall be automatically renewed for successive terms of one year until terminated by either party.

     On September 7, 2000, the Company entered into a distribution agreement with AmeriSource Medical Supply, a distributor of medical products located in Knoxville, Tennessee. The agreement permits AmeriSource to purchase and distribute all of the Company's blood collection products on a non-exclusive basis. The agreement has an initial term of two years, and shall be automatically renewed for successive terms of one year until terminated by either party.

     On November 3, 2000, the Premier group purchasing program awarded the Company an 18-month purchasing contract for its PUNCTUR-GUARD(R) blood collection needles, along with other companies that provide safety devices used in phlebotomy procedures such as drawing blood from patients for lab testing. These group purchasing contracts were developed through a special Premier Breakthroughs Technology process intended to identify new medical technologies offering the potential for value in clinical efficiency, safety for patients and workers, and cost-effectiveness across the path of care. Premier will sponsor a formal member evaluation of the Company's product, which is set to commence soon after January 1, 2001.

     On November 13, 2000, the Managed Healthcare Associates, Inc. group-purchasing program awarded the Company a three-year purchasing contract for its PUNCTUR-GUARD(R) blood collection needles. The agreement has an initial term of three years, and an option to renew for an additional two years.

     On December 19, 2000, the Company entered into a Development and Manufacturing and Distribution Agreement with Fresenius Medical Care Holdings, Inc. ("Fresenius"). Pursuant to this agreement, during the first two phases, the Company and Fresenius will develop Extracorporeal Therapy Needles and in the second phase, Fresenius will manufacture, market, and distribute the needles. In connection with this agreement, the Company also granted to Fresenius an exclusive worldwide license to manufacture, have manufactured, use, sell, have sold or after for sale such needles utilized in dialysis applications covered by the PUNCTUR-GUARD(R) technology. The Fresenius agreement provides for the payment of royalties to the Company once products developed under the agreement are sold.

     On February 15, 2001, the Company entered into a distribution agreement with Atlantic Healthcare, a distributor of medical products located in Springfield, Virginia. The agreement permits Atlantic to purchase and distribute all of the Company's products on a non-exclusive basis. The agreement has an initial term of one year, and shall be automatically renewed for successive terms of one year until terminated by either party.

     On March 1, 2001, the Consorta, Inc. group-purchasing program awarded the Company a 24-month purchasing agreement for its blood collection products. The agreement permits Consorta to purchase and distribute all of the Company's blood collection products on a non-exclusive basis.

                                BIO-PLEXUS, INC.

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

     Information with respect to each of the Company's business segments is as follows:

  Segment Revenue

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Safety Medical Products and Accessories........  $4,630,000    $5,449,000    $3,636,000
Joint Venture Design & Development.............     365,000     1,575,000     5,671,000
                                                 ----------    ----------    ----------
Total Consolidated Revenue.....................  $4,995,000    $7,024,000    $9,307,000
                                                 ==========    ==========    ==========

  Major Customers

     The Company had one customer in the Safety Medical Products and Accessories segment, a domestic distributor of product, which accounted for approximately 53%, 52%, and 31% of consolidated revenues for 2000, 1999, and 1998, respectively. Another domestic distributor of product in this segment accounted for approximately 28% and 13% of consolidated revenues for 2000, and 1999, respectively. The Company had export sales in this segment of approximately $0 in 2000, $548,000 in 1999, and $260,000 in 1998.

     The Company had one customer in the Joint Venture Design & Development segment that accounted for approximately 18%, and 60% of consolidated revenues in 1999, and 1998 respectively.

  Segment Operating Profit

                                                 2000           1999           1998
                                             ------------    -----------    -----------
Safety Medical Products and Accessories....  $  2,206,000    $ 2,289,000    $   435,000
Joint Venture Design & Development.........       330,000      1,706,000      3,361,000
                                             ------------    -----------    -----------
Total Consolidated Operating Profit........     2,536,000      3,995,000      3,796,000
                                             ------------    -----------    -----------
Selling, General and Administrative
  Expenses.................................    (7,677,000)    (4,937,000)    (4,310,000)
Other......................................    (1,206,000)    (1,924,000)    (1,857,000)
Financing Expenses.........................    (4,379,000)    (2,367,000)      (589,000)
                                             ------------    -----------    -----------
Net Loss...................................  $(10,726,000)   $(5,233,000)   $(2,960,000)
                                             ============    ===========    ===========

     For the Safety Medical Products and Accessories segment, operating profit consists of total revenues less cost and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less costs and expenses and research and development expenses.

                                BIO-PLEXUS, INC.

  Segment Capital Expenditures

                                                        2000         1999       1998
                                                     ----------    --------    -------
Safety Medical Products and Accessories............  $3,815,000    $501,000    $82,000
Joint Venture Design & Development.................          --          --         --
                                                     ----------    --------    -------
Total Consolidated Capital Expenditures............  $3,815,000    $501,000    $82,000
                                                     ==========    ========    =======

     Net identifiable assets related to Safety Medical Products and Accessories were $5,561,000, $2,198,000, and $2,343,000, at December 31, 2000, 1999, and
1998, respectively. Depreciation expense related to these assets was $391,000, $269,000, and $729,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Due to the "service" nature of the Joint Venture Design and Development segment, identifiable assets were not material for the periods presented.

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

15. SUBSEQUENT EVENTS

  NASDAQ Delisting

     The Company was notified by The Nasdaq SmallCap Stock Market that its Common Stock was delisted from The Nasdaq Stock Market effective with the opening of business on March 6, 2001. The delisting was as a result of the Company's failure to meet Nasdaq's requirements for continued listing. The Company did not appeal the delisting on the Nasdaq National Market and is not currently eligible for listing on The New York Stock Exchange or the American Stock Exchange.

     Trading in the Company's Common Stock is being conducted on the National Association of Securities Dealers' Pink Sheets and could also be subject to additional restrictions. As a consequence of such delisting, it is expected that the Company's stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, such delisting will make the Company's Common Stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

                                    EXHIBITS

EXHIBIT
  NO.                   DESCRIPTION                             METHOD OF FILING
--------  ---------------------------------------    ---------------------------------------
 3.1      Certificate of Incorporation of the
          Company, as amended....................    Incorporated by reference to Exhibit
                                                     3.1 to the Registrant's Quarterly
                                                     Report on Form 10-Q for the quarter
                                                     ended September 30, 1998 (File No.
                                                     0-24128).
 3.2      Bylaws of the Company, as amended......    Incorporated by reference to Exhibit
                                                     3.2 to the Registrant's Annual Report
                                                     on Form 10-K filed on April 13, 1998
                                                     (File No. 0-24128)
 3.3      Certificate of Amendment of Certificate
          of Incorporation, dated April 28,
          2000...................................    Incorporated by reference to Exhibit
                                                     3.3 to the Registrant's Quarterly
                                                     Report on Form 10-Q for the quarter
                                                     ended March 31, 2000 filed on May 15,
                                                     2000 (File No. 0-24128)
 4.5      Promissory Note, dated October 28,
          1994, between the Company and Victor
          and Margaret DeMattia..................    Incorporated by reference to Exhibit
                                                     4.5 to the Registrant's Annual Report
                                                     on Form 10-K filed on March 30, 1995
                                                     (File No. 0-24128).
10.1      Lease, dated March 7, 1989, between the
          Company and T&S Limited Partnership, as
          amended................................    Incorporated by reference to Exhibit
                                                     10.1 to the Registrant's registration
                                                     statement on Form S-1 filed on April 1,
                                                     1994 (File No. 33-77202).
10.4      Purchase and Sale Agreement, as
          amended, for 129 Reservoir Road,
          Vernon, Connecticut, dated October 28,
          1994, between the Company and Victor
          and Margaret DeMattia..................    Incorporated by reference to Exhibit
                                                     10.4 to the Registrant's Annual Report
                                                     on Form 10-K filed on March 30, 1995
                                                     (File No. 0-24128).
10.6      Marketing and Distribution Agreement
          dated March 16, 1995, between the
          Company and Allegiance.................    Incorporated by reference to Exhibit
                                                     10.6 to the Registrant's Amendment No.
                                                     2 to Annual Report on Form 10-K on June
                                                     30, 1995 (File No. 0-24128).
10.12     Master Equipment Lease Agreement dated
          as of March 8, 1995, between the
          Company and Financing for Science
          International, Inc.....................    Incorporated by reference to Exhibit
                                                     10.12 to the Registrant's Quarterly
                                                     Report on Form 10-Q for the quarter
                                                     ended on June 30, 1995 (File No.
                                                     0-24128).
10.13     1995 Non-Employee Directors' Stock
          Option Plan............................    Incorporated by reference to 10.13 to
                                                     the Registrant's Quarterly Report on
                                                     Form 10-Q for the quarter ended on June
                                                     30, 1995 (File No. 0-24118).

EXHIBIT
  NO.                   DESCRIPTION                             METHOD OF FILING
--------  ---------------------------------------    ---------------------------------------
10.15     Letter Agreement with Aberlyn Capital
          Management Limited Partnership.........    Incorporated by reference to Exhibit
                                                     10.15 to the Registrant's Quarterly
                                                     Report on Form 10-Q for the ended on
                                                     June 30, 1995 (File No. 0-24128).
10.17     Term Sheet dated August 1, 1997
          describing arrangement between the
          Company and Ronald Haverl..............    Incorporated by reference to Exhibit
                                                     10.17 to the Registrant's Annual Report
                                                     on Form 10-K/A filed on April 30, 1998
                                                     (File No. 0-24128).
10.18     Development and License Agreement dated
          January 28, 1997 by and between the
          Company and Johnson & Johnson Medical,
          Inc....................................    Incorporated by reference to 10.18 to
                                                     the Registrant's Quarterly Report on
                                                     Form 10-Q for the quarter ended on
                                                     September 30, 1998 (File No. 0-24128).
10.19     Supply Agreement dated January 28, 1997
          by and between the Company and Johnson
          & Johnson Medical, Inc.................    Incorporated by reference to Exhibit
                                                     10.19 to the Registrant's Quarterly
                                                     Report on Form 10-Q for the quarter
                                                     ended on September 30, 1998 (File No.
                                                     0-24128).
10.19(a)  Amendment Agreement dated April 15,
          1998 between the Company and Johnson &
          Johnson Medical, Division of Ethicon,
          Inc.**.................................    Incorporated by reference to Exhibit
                                                     10.19 to the Registrant's Annual Report
                                                     on Form 10-K/A filed on October 25,
                                                     2000 (File No. 0-24128)
10.20     Term Promissory Note issued to Carl R.
          Sahi...................................    Incorporated by reference to Exhibit
                                                     10.20 to the Registrant's Quarterly
                                                     Report on Form 10-Q for the quarter
                                                     ended on September 30, 1998 (File No.
                                                     0-24128).
10.21     Warrant for shares of common stock
          issued to Carl R. Sahi.................    Incorporated by reference to Exhibit
                                                     10.21 to the Registrant's Quarterly
                                                     Report on Form 10-Q for the quarter
                                                     ended on September 30, 1998 (File No.
                                                     0-24128).
10.22     Subscription Agreement dated April 27,
          1999 by and between the Company and
          Ramius Capital Group, LLC..............    Incorporated by reference to Exhibit
                                                     10.22 to the Registrant's Form S-3
                                                     filed on May 18, 1999, as amended (File
                                                     No. 333-79671).
10.23a    Letter Agreement dated September 13,
          1999 between the Company and Ramius
          Capital Group, LLC.....................    Incorporated by reference to Exhibit
                                                     10.23a to the Registrant's Form S-3
                                                     filed on May 18, 1999, as amended (No.
                                                     333-79671).
10.24     Form of Warrant granted by the Company
          to Ramius Capital Group, LLC...........    Incorporated by reference to Exhibit
                                                     10.24 to the Registrant's Form S-3
                                                     filed on May 18, 1999, as amended (File
                                                     No. 333-79671).

EXHIBIT
  NO.                   DESCRIPTION                             METHOD OF FILING
--------  ---------------------------------------    ---------------------------------------
10.25     Registration Rights Agreement by and
          between the Company and Ramius Capital
          Group, LLC.............................    Incorporated by reference to Exhibit
                                                     10.25 to the Registrant's Form S-3
                                                     filed on May 18, 1999, as amended (File
                                                     No. 333-79671).
10.33     Convertible Note Purchase Agreement
          dated April 28, 2000 among the Company,
          the Appaloosa Entities and Appaloosa
          Management, L.P., as Collateral
          Agent..................................    Incorporated by reference to Exhibit
                                                     10.33 to the Registrant's Annual Report
                                                     on Form 10-K/A filed on October 25,
                                                     2000 (File No. 0-24128)
10.33a    First Amendment to Convertible Note
          Purchase Agreement dated April 28, 2000
          among the Company, the Appaloosa
          Entities and Appaloosa Management,
          L.P., as Collateral Agent..............    Filed with this Report.
10.34     Form of Warrant to Purchase Shares of
          Common Stock of the Company at a
          Purchase Price of $7.00 per Share......    Incorporated by reference to Exhibit
                                                     10.34 to the Registrant's Annual Report
                                                     on Form 10-K for the year ended
                                                     December 31, 1999 filed on April 14,
                                                     2000 (File No. 0-24128).
10.35     Registration Rights Agreement between
          the Company, Appaloosa Investment
          Limited Partnership I, L.P. and certain
          entities related thereto...............    Incorporated by reference to Exhibit
                                                     10.35 to the Registrant's Annual Report
                                                     on Form 10-K for the year ended
                                                     December 31, 1999 filed on April 14,
                                                     2000 (File No. 0-24128).
10.36     Form of Rollover Registration Rights
          Agreement..............................    Incorporated by reference to Exhibit
                                                     10.36 to the Registrant's Annual Report
                                                     on Form 10-K for the year ended
                                                     December 31, 1999 filed on April 14,
                                                     2000 (File No. 0-24128).
10.37     Security Agreement between the Company
          and Appaloosa Investment Limited
          Partnership I, L.P.....................    Incorporated by reference to Exhibit
                                                     10.37 to the Registrant's Annual Report
                                                     on Form 10-K for the year ended
                                                     December 31, 1999 filed on April 14,
                                                     2000 (File No. 0-24128).
10.38     Letter Agreement dated October 21, 1999
          between the Company and Appaloosa
          Investment Limited Partnership I,
          L.P....................................    Incorporated by reference to Exhibit
                                                     10.38 to the Registrant's Annual Report
                                                     on Form 10-K for the year ended
                                                     December 31, 1999 filed on April 14,
                                                     2000 (File No. 0-24128).

10.39      Form of Warrant to Purchase Shares of
           Common Stock of the Company at a
           Purchase Price of $3.00 per Share......    Incorporated by reference to Exhibit
                                                      10.39 to the Registrant's Annual Report
                                                      on Form 10-K for the year ended
                                                      December 31, 1999 filed on April 14,
                                                      2000 (File No. 0-24128).
10.41      Form of Warrant to Purchase Shares of
           Common Stock of the Company............    Incorporated by reference to Exhibit
                                                      10.41 to the Registrant's Annual Report
                                                      on Form 10-K for the year ended
                                                      December 31, 1999 filed on April 14,
                                                      2000 (File No. 0-24128).
10.44      Employment Agreement dated April 27,
           2000 between the Company and John S.
           Metz...................................    Incorporated by reference to Exhibit
                                                      10.44 to the Registrant's Quarterly
                                                      Report on Form 10-Q for the quarter
                                                      ended March 31, 2000 filed on May 15,
                                                      2000 (File No. 0-24128)
10.45      Security Agreement dated April 28, 2000
           between the Company and Appaloosa
           Investment Limited Partnership I,
           L.P....................................    Incorporated by reference to Exhibit
                                                      10.45 to the Registrant's Quarterly
                                                      Report on Form 10-Q for the quarter
                                                      ended March 31, 2000 filed on May 15,
                                                      2000 (File No. 0-24128)
10.46      Form of Convertible Note...............    Incorporated by reference to Exhibit
                                                      10.46 to the Registrant's Quarterly
                                                      Report on Form 10-Q for the quarter
                                                      ended March 31, 2000 filed on May 15,
                                                      2000 (File No. 0-24128)
10.47      Amended 1991 Long-term Incentive
           Plan...................................    Incorporated by reference to Exhibit
                                                      99.2 to the Registrant's Registration
                                                      Statement on Form S-8 filed on October
                                                      27, 2000 (File No. 333-48826).
10.48      Letter Agreement dated October 30, 2000
           between the Company and Carl Sahi......    Filed with this Report.
10.49      Stock Option Agreement dated October
           30, 2000 between the Company and Carl
           Sahi...................................    Filed with this Report.
10.50      Letter Agreement dated December 6, 2000
           between the Company and Christopher
           Zorn...................................    Filed with this Report.
10.51      Development and Manufacturing and
           Distribution Agreement dated December
           19, 2000 between the Company and
           Fresenius Medical Care Holdings, Inc.
           (d/b/a Fresenius Medical Care North
           America)...............................    Filed with this Report.
10.52      Form of Executive Officer Stock Option
           Agreement..............................    Filed with this Report.
10.53      Debtor's Modified First Amended Plan of
           Reorganization dated June 12, 2001.....    Filed with this Report
23         Consent of Mahoney Sabol & Company,
           LLP....................................    Filed with this Report.