Form 10-Q
period 2001-03-31
BIO PLEXUS INC
filed 2001-07-17
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark
 One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2001

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Shares Outstanding
Class of Common Stock                         as of June 22, 2001
---------------------                         -------------------
Common Stock, no par value                        15,002,162

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                                         PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Balance Sheets at March 31, 2001 (unaudited) and
                 December 31, 2000

                 Condensed Statements of Operations (unaudited) for the three
                 months ended March 31, 2001 and 2000                                      2

                 Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and 2000

                 Notes to Condensed Financial Statements                                   3

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                    10


PART II. OTHER INFORMATION

         Item 2. Changes in Securities                                                    16

         Item 4. Submission of Matters to a Vote of Security Holders                      16

         Item 5. Other Information                                                        17

         Item 6. Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                                19

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                      MARCH 31,     DECEMBER 31,
                                                        2001            2000
                                                     (UNAUDITED)
                                                    ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                       $  1,240,000    $  4,003,000
    Accounts receivable                                  322,000         516,000
    Inventories:
       Raw materials                                   1,455,000       1,379,000
       Work-in-process                                   219,000          36,000
       Finished goods                                  1,019,000       1,634,000
                                                    ------------    ------------
                                                       2,693,000       3,049,000
                                                    ------------    ------------
    Other current assets                                 152,000         124,000
                                                    ------------    ------------
       Total current assets                            4,407,000       7,692,000
                                                    ------------    ------------



Fixed assets, net                                      8,458,000       7,845,000

Deferred debt financing expenses                         957,000       1,017,000
Patents, net of amortization                             419,000         415,000
Other assets                                               3,000           3,000
                                                    ------------    ------------
                                                    $ 14,244,000    $ 16,972,000
                                                    ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt
    (Note 3)                                        $ 17,399,000    $     52,000
    Accounts payable and accrued
    expenses                                             305,000       1,105,000
    Accrued interest payable                              10,000          24,000
    Accrued vacation                                     154,000         122,000
    Other accrued employee costs                         149,000         282,000
    Deferred revenue                                     255,000               0
                                                    ------------    ------------
       Total current liabilities                      18,272,000       1,585,000
                                                    ------------    ------------

Long-term debt, net (Note 3)                           1,232,000      17,806,000

Commitments and contingencies (Note 4)                      --              --

Shareholders' deficit:
    Convertible preferred stock, no par value,
      3,000,000 authorized, no shares issued
      and outstanding                                       --              --
    Common stock, no par value, 40,000,000
      authorized, 15,002,162 and 14,887,230
      shares issued and outstanding                   76,524,000      76,412,000
    Accumulated deficit                              (81,784,000)    (78,831,000)
                                                    ------------    ------------
       Total shareholders' deficit                    (5,260,000)     (2,419,000)
                                                    ------------    ------------
                                                    $ 14,244,000    $ 16,972,000
                                                    ============    ============




The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                      2001             2000
                                                  ------------     ------------
Revenue:
  Product                                         $  1,254,000     $  1,408,000
  Services                                              66,000           34,000
  Licensing fees (Note 6)                              100,000          100,000
                                                  ------------     ------------
       Total revenue                                 1,420,000        1,542,000
                                                  ------------     ------------

Operating costs and expenses:
  Product                                              839,000          748,000
  Services                                                  --           29,000
  Research and development                             350,000          323,000
  Selling, general and administrative                2,511,000        1,574,000
                                                  ------------     ------------
       Total operating costs and expenses            3,700,000        2,674,000
                                                  ------------     ------------

Operating loss                                      (2,280,000)      (1,132,000)

Financing expenses:
  Amortization of deferred debt financing               60,000           61,000
  Interest expense                                     648,000        1,682,000
  Other income                                         (35,000)         (36,000)
                                                  ------------     ------------
       Total financing expenses                        673,000        1,707,000
                                                  ------------     ------------

Net loss                                          $ (2,953,000)    $ (2,839,000)
                                                  ============     ============

Net loss per share of common stock:
  Basic and diluted                               $      (0.20)    $      (0.20)
                                                  ============     ============
Weighted average common shares outstanding
  basic and diluted (Note 2)                        14,934,437       14,213,151




The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                        2001            2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(2,953,000)   $(2,839,000)

Adjustments to reconcile net loss to cash used
 by operating activities:
     Depreciation and amortization                       153,000        131,000
     Amortization of deferred debt financing
       expenses                                           60,000         61,000
     Amortization of debt discount                       110,000      1,444,000


     Decrease (increase) in assets:
        Accounts receivable                              194,000        500,000
        Inventories                                      356,000       (443,000)
        Other current assets                             (28,000)       (21,000)
     Increase (decrease) in liabilities:
        Accounts payable and accrued expenses           (800,000)       495,000
        Accrued interest payable                         (14,000)       178,000
        Accrued vacation and other accrued
          employee costs                                (101,000)       (62,000)
        Increase in deferred revenue (Note 6)            255,000
     Other                                                33,000          7,000
                                                     -----------    -----------
        Net cash used in operating activities         (2,735,000)      (549,000)
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                               (760,000)      (255,000)
Cost of patents                                          (11,000)       (11,000)
                                                     -----------    -----------
        Net cash used in investing activities           (771,000)      (266,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Accretion of accrued interest                            675,000            --
Proceeds from sale of common stock                        79,000            --
Proceeds from exercise of common stock options              --           83,000
Payments of deferred financing costs                        --         (364,000)
Increase in notes payable (Note 3)                          --        1,650,000
Repayments of long-term debt                             (11,000)      (202,000)
                                                     -----------    -----------
        Net cash provided by financing activities        743,000      1,167,000
                                                     -----------    -----------

        Net  increase (decrease) in cash and
          cash equivalents                            (2,763,000)       352,000
        Cash and cash equivalents, beginning of
          period                                       4,003,000        867,000
                                                     -----------    -----------
        Cash and cash equivalents, end of period     $ 1,240,000    $ 1,219,000
                                                     ===========    ===========

Supplemental cash flow disclosures:
     Cash payments of interest (net of amounts
     capitalized)                                    $    26,000    $    60,000
     Surrender of debt upon conversion to equity     $      --      $   642,000





The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF  PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Chapter 11 Filing

    On April 4, 2001 (the "Petition Date") the Company filed a voluntary petition for relief under chapter 11 of the United States Code the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut. As of the Petition Date, the Company commenced operating its business and manage its properties as a debtor-in-possession.

      On April 4, 2001, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Company's chapter 11 case and the anticipated organization, operation and financing of reorganized Bio-Plexus ("Reorganized Bio-Plexus"). The Company subsequently filed certain amendments to the Plan of Reorganization to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization. Among other things, the Plan of Reorganization (1) divides the Company's creditors into eight classes; (2) provides that certain classes of creditors will be paid in full, and will be otherwise rendered unimpaired; (3) provides that, in exchange for their secured claim, Appaloosa Management, L.P., Appaloosa Investment Limited Partnership I, Palomino Fund Ltd. and Tersk LLC (collectively, "Appaloosa Entities") will receive shares of common stock of the Reorganized Bio-Plexus representing 85% of the Reorganized Bio-Plexus outstanding common stock, and (4) provides that holders of common stock issued prior to the confirmation of the Plan of Reorganization will receive, in substitution of their existing shares, new shares of common stock of the Reorganized Bio-Plexus, which will constitute 15% of Reorganized Bio-Plexus outstanding common stock.

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

NOTE 3 - SIGNIFICANT CAPITAL TRANSACTIONS

NASDAQ Delisting

      The Company was notified by The Nasdaq SmallCap Stock Market that our Common Stock was delisted from The Nasdaq Stock Market effective with the opening of business on March 6, 2001. The delisting was as a result of the Company's failure to meet Nasdaq's requirements for continued listing. The Company did not appeal the delisting on the Nasdaq National Market and is not currently eligible for listing on The New York Stock Exchange or the American Stock Exchange.

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

      The Company's Common Stock may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If the Company's Common Stock is not listed on the Nasdaq National Market and no other exception applies, the Company's Common Stock may be subject to the SEC's Penny Stock Rules, Rules 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of holders to sell the Company's securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer.

Common Stock and Stock Options

      On March 13, 2001, the Company issued to Fresenius Medical Holdings Inc. 101,744 restricted common no par stock as part of a licensing and development agreement.

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

     The convertible notes contain certain restrictive covenants including but not limited to, minimum (maximum) operating profit (loss), minimum product sales revenues, and maximum permitted capital expenditures, all as defined. At March 31, 2001, the Company was in violation of the operating profit (loss) covenant. Under the terms of the agreement, the Appaloosa Entities may call the convertible notes if the Company is in violation of any restrictive covenant. The covenant violation has not been waived by the Appaloosa Entities, as such notes will be converted under the provisions of the Plan of Reorganization (see
Note 1). Accordingly, the full amount of the convertible debt has been classified as a current liability as of March 31, 2001.

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


NOTE 4 - COMMITMENTS

      As of March 31, 2001, the Company had capital expenditure purchase commitments outstanding of approximately $822,000 which were primarily comprised of machinery & equipment and tooling for the construction of its winged intravenous set production line.

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

Information with respect to each of the Company's business segments is as follows:

SEGMENT REVENUE

                                                                  THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------------------------
                                                          2001                2000                1999
                                                          ----                ----                ----
      SAFETY MEDICAL PRODUCTS AND ACCESSORIES          $1,254,000          $1,345,000          $1,145,000
      JOINT VENTURE DESIGN & DEVELOPMENT                  166,000             197,000           1,169,000
                                                       ----------          ----------          ----------
      TOTAL CONSOLIDATED REVENUE                       $1,420,000          $1,542,000          $2,314,000
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


                                                                   THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------------------
                                                           2001                2000                1999
                                                           ----                ----                ----
       Total Revenue Major Customers:
       Safety Medical Products and Accessories          $  869,000          $1,166,000          $  708,000
       Joint Venture Design & Development                  150,000             197,000           1,095,000

       Other Domestic Sales                                401,000             179,000             222,000

       Export Sales:
       Safety Medical Products and Accessories                  --                  --             289,000
       Joint Venture Design & Development                       --                  --                  --
                                                        ----------          ----------          ----------
       Total Consolidated Revenue                       $1,420,000          $1,542,000          $2,314,000
                                                        ==========          ==========          ==========

During the periods presented, there were no material intersegment revenues.

      Segment Operating Profit

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                  -------------------------------------------------------
                                                                      2001                  2000                 1999
                                                                      ----                  ----                 ----
            Safety Medical Products and Accessories                   415,000           $   603,000           $   337,000
            Joint Venture Design & Development                        166,000               162,000               826,000
                                                                  -----------           -----------           -----------
            Total Consolidated Operating Profit                       581,000               765,000             1,163,000
                                                                  -----------           -----------           -----------
            Selling, General and Administrative Expenses           (2,511,000)           (1,574,000)           (1,104,000)
            Other                                                    (350,000)             (323,000)                   --
            Financing Expenses                                       (673,000)           (1,707,000)              (56,000)
                                                                  -----------           -----------           -----------
            Net Profit (Loss)                                     ($2,953,000)          ($2,839,000)          $     3,000
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


      Segment Capital Expenditures

                                                                      THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                2001              2000              1999
                                                                ----              ----              ----
           Safety Medical Products and Accessories             $760,000          $255,000          $ 93,000
           Joint Venture Design & Development                        --                --                --
                                                               --------          --------          --------
           Total Consolidated Capital Expenditures             $760,000          $255,000          $ 93,000
                                                               ========          ========          ========

      There has been no material change in identifiable assets related to reportable segments since the 2000 Annual Report.

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

FORWARD LOOKING STATEMENTS

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

OVERVIEW

      The Company's principal focus is the design, development, testing and evaluation of its blood collection safety needle and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products. Since its inception in September 1987 through March 31, 2001, the Company has incurred cumulative losses totaling approximately $81,784,000. For the Company to achieve profitability, further reductions in manufacturing costs and increases in sales are necessary, as well as the addition of new product lines. The Company has also focused its efforts on developing strategic partnerships with major healthcare companies in order to bring other products to market featuring its patented internal blunting technology.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      The Company had product sales of $1,254,000 for the three months ended March 31, 2001, compared to $1,408,000 for the comparable period in the prior year. The decrease was primarily attributable to a decrease in sales of safety medical devices over the prior year.

      The Company had revenues from services totaling $66,000 for the three months ended March 31, 2001, compared to $34,000 for the comparable period in the prior year. The increase is primarily attributable to the Fresenius agreement.

      The Company had licensing fee revenue of $100,000 in the first quarter of 2001 which was attributable to the completion of the Design, Development and Asset Transfer Agreement with JJMI Medical.

      Product costs were $839,000 for the three months ended March 31, 2001, compared to $748,000 for the comparable period in the prior year despite greater revenues from product sales. The increase in these costs resulted primarily from higher manufacturing costs associated with the blood collection needle product line.

      Research and development expenses were $350,000 for the three months ended March 31, 2001, compared to $323,000 for the same period a year ago. The increase in these costs resulted from an increase in engineering labor and operating expenses in 2001 as compared to 2000 due to greater research and development costs related to the winged intravenous set.

      Selling, general and administrative expenses were $2,511,000 for the three months ended March 31, 2001, compared to $1,574,000 for the same period a year ago. The increase resulted from increases of approximately $98,000 in sales and marketing expenses due to increased marketing activity and additional sales and marketing personnel, and $839,000 in administrative expenses due primarily to professional fees associated with the bankruptcy petition.

      Financing expenses were $673,000 for the three months ended March 31, 2001, compared to $1,707,000 for the same period in 2000. The decrease in these costs resulted primarily from a decrease in expenses associated with the Permanent Financing of $815,000 and the capitalization of $167,000 in interest.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through March 31, 2001, the Company has received net proceeds of approximately $48,456,000 through borrowings and the sale of debt securities and $51,758,000 through the sale of equity securities.

      Cash used in operating activities for the three months ended March 31, 2001 totaled $2,735,000 and was primarily due to a net loss for the period of $2,953,000, decreases in accounts payable and accrued employee costs, partially offset by a decrease in accounts receivable and inventories and depreciation and amortization expenses primarily reflecting the amortization of deferred debt financing expenses.

      Net cash used in investing activities amounted to $771,000 for the three month period primarily due to additions to fixed assets totaling $760,000 consisting substantially of capitalized costs associated with the construction of its winged intravenous set production line.

      Net cash provided by financing activities amounted to $743,000 for the three months ended March 31, 2001 primarily due to accretion of interest and the sale of common stock.

      At March 31, 2001, the Company's shareholders' deficit increased to ($5,260,000) from ($2,419,000) at December 31, 2000 due to a net loss for the three months ended March 31, 2001. Also, at March 31, 2001, current liabilities exceed current assets due to the classification of the convertible notes as current liabilities.

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


THE APPALOOSA PRIVATE PLACEMENT

     Immediately following the effective date of the Company's Plan of Reorganization (the "Effective Date"), the Company shall issue to Appaloosa Management, L.P., Appaloosa Investment Limited Partnership I, and Palomino Fund Ltd. (collectively, the "Appaloosa Entities") 1,314,060 shares of common stock of the Reorganized Bio-Plexus ("New Common Stock") pursuant to a private placement (the "Private Placement") for a purchase price of $3 million. The Private Placement shall be subject to definitive documentation containing terms and conditions customary for similar private placement transactions as well as any and all other terms and conditions acceptable to Appaloosa in its sole discretion. In the event that the Private Placement is consummated, the purchase price to be paid by Appaloosa will be satisfied, in part, by and to the extent of the cancellation of all amounts, if any, outstanding under the DIP Credit Agreement. Appaloosa's obligation to purchase shares of New Common Stock in the Private Placement is conditioned upon the Private Placement Conditions (described below). Funds received in the Private Placement by Company will be used by the Company for general corporate purposes. In the event that the Private Placement fails to be consummated as a result of (i) a failure to satisfy any of the Private Placement Conditions or (2) the occurrence of any other event not directly caused by any act or omission of Appaloosa, then all obligations of the Company under the DIP Credit Agreement shall become immediately due and payable in full by the Company to Appaloosa. The obligation of Appaloosa to purchase the shares of New Common Stock in the Private Placement is subject to the following conditions (the "Private Placement Conditions"): (1) the Company's Plan of Reorganization shall have become effective on or before June 30, 2001, and (2) there not having occurred any "material adverse change" in the development and launch of the Company's Winged Set product. A "material adverse change" with respect to the Winged Set product shall mean a material adverse development which would have the effect of materially delaying the commercial launch of the Winged Set product beyond June 15, 2001, or a material development that could adversely affect the Company's ability to maintain the commercial viability of the Winged Set product following launch. In all cases, determination of the materiality of such event will be in Appaloosa's sole reasonable discretion. Unless otherwise agreed to in writing by and between the Company and Appaloosa, under no circumstances shall the Winged Set product be deemed to have been commercially launched unless and until the Company shall have produced 50,000 units of commercial sale quality inventory of Winged Sets that are ready for shipment. Although the Company's Plan of Reorganization did not become effective by June 30, 2001, the Company believes that Appaloosa will waive this Private Placement Condition. The Company believes that it has already met or, in the immediate future will meet, the other Private Placement Conditions.

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


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     In general, the Plan of Reorganization provides that holders of Administrative Claims, Allowed Tax Claims, Allowed Priority Claims and Allowed Unsecured Claims will be paid in full, and will be otherwise rendered unimpaired. Allowed Secured Claims other than the Allowed Secured Claim of the Appaloosa Entities will be reinstated and paid in accordance with their terms. In exchange for their Allowed Secured Claim, the Appaloosa Entities (the Company's largest secured creditor) will receive common stock of the Reorganized Bio-Plexus which will constitute 85% of outstanding common stock of the Reorganized Bio-Plexus. Holders of common stock issued prior to the confirmation of the Plan of Reorganization will receive, in substitution of their existing shares, new shares of common stock of the Reorganized Bio-Plexus, which will constitute 15% of Reorganized Bio-Plexus outstanding common stock.

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


ITEM 2. CHANGES IN SECURITIES

      On March 13, 2001, the Company issued to Fresenius Medical Holdings Inc. 101,744 restricted common no par stock as part of a licensing and development agreement.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a Special Meeting of Stockholders on April 28, 2000. The following proposals were voted upon at the Special Meeting:

Proposal No. 1 - Permanent Financing Proposal to approve the issuance and sale of (i) the Convertible Notes, (ii) the Permanent Financing Shares and (iii) the $7 Warrants, including the reservation and subsequent issuance of the shares of Common Stock issuable upon conversion of the Convertible Notes and exercise of the $7 Warrants (the "Permanent Financing Proposal") to the Purchasers, and to approve and adopt the Convertible Note Purchase Agreement (the "Purchase Agreement"), Warrants, (as defined in the Purchase Agreement) Registration Rights Agreement, (as defined in the Purchase Agreement) and Security Agreement (as defined in the Purchase Agreement) (collectively, the "Transaction Documents") and the transactions contemplated by the Transaction Documents;

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.    Description                                  Method of Filing
-----------    -----------                                  ----------------
3.1            Certificate of Incorporation of the          Incorporated by reference to Exhibit 3.1 to the
               Company, as amended                          Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended September 30, 1998 (File No. 0-

                                                            24128).

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

10.44          Employment Agreement dated April 26, 2000    Incorporated by reference to Exhibit 10.44 to the
               between the Company and John S. Metz         Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended March 31, 2000 filed on
                                                            May 15, 2000 (File No. 0-24128)

10.45          Security Agreement dated April 28, 2000      Incorporated by reference to Exhibit 10.45 to the
               between the Company and Appaloosa            Registrant's Quarterly Report on Form 10-Q for the
               Investment Limited Partnership I, L.P.       quarter ended March 31, 2000 filed on May 15, 2000
                                                            (File No. 0-24128)

10.46          Form of Convertible Note                     Incorporated by reference to Exhibit 10.46 to the
                                                            Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended March 31, 2000 filed on May 15, 2000
                                                            (File No. 0-24128)


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


                                        Bio-Plexus, Inc.
                                        (Registrant)


    July 10, 2001                       /s/ John S. Metz
    -------------                       ---------------------------------------
       (Date)                           John S. Metz
                                        President and Chief Executive Officer