Form 10-Q
period 2001-06-30
BIO PLEXUS INC
filed 2001-08-15
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2001

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    SHARES OUTSTANDING
            CLASS OF COMMON STOCK                   AS OF JULY 19, 2001
         --------------------------                 -------------------
         Common Stock, no par value                     15,002,226

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                    PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Balance Sheets at June 30, 2001 (unaudited) and
                 December 31, 2000                                                    3

                 Condensed Statements of Operations (unaudited) for the three
                 months ended June 30, 2001 and 2000                                  4

                 Condensed Statements of Operations (unaudited) for the six
                 months ended June 30, 2001 and 2000                                  5

                 Condensed Statements of Cash Flows (unaudited) for the six
                 months ended June 30, 2001 and 2000                                  6

                 Notes to Condensed Financial Statements                              7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                               13


PART II. OTHER INFORMATION
         Item 1. Legal Proceedings

         Item 2. Changes in Securities                                               16

         Item 3. Default Upon Senior Securities                                      17

         Item 4. Submission of Matters to a Vote of Security Holders                 18



         Item 6. Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                           21

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS

                                                                       JUNE 30,         DECEMBER 31,
                                                                         2001               2000
                                                                      (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                      $  1,063,000       $  4,003,000
      Accounts receivable                                                  39,000            516,000
      Inventories:
           Raw materials                                                1,460,000          1,379,000
           Work-in-process                                                291,000             36,000
           Finished goods                                                 448,000          1,634,000
                                                                     ------------       ------------
                                                                        2,199,000          3,049,000
                                                                     ------------       ------------
      Other current assets                                                173,000            124,000
                                                                     ------------       ------------
           Total current assets                                         3,474,000          7,692,000
                                                                     ------------       ------------

Fixed assets, net                                                       8,651,000          7,845,000

Deferred debt financing expenses                                          896,000          1,017,000
Patents, net of amortization                                              445,000            415,000
Other assets                                                                3,000              3,000
                                                                     ------------       ------------
                                                                     $ 13,469,000       $ 16,972,000
                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Current portion of long-term debt                              $ 18,218,000       $     52,000
      Note payable                                                        300,000                 --
      Accounts payable and accrued expenses                               697,000          1,105,000
      Accrued interest payable                                             13,000             24,000
      Accrued vacation                                                    130,000            122,000
      Other accrued employee costs                                        276,000            282,000
      Deferred revenue                                                    171,000                 --
                                                                     ------------       ------------
           Total current liabilities                                   19,805,000          1,585,000
                                                                     ============       ============

Other long-term debt, net                                               1,220,000         17,806,000

Commitments and contingencies (Note 4)                                         --                 --

Shareholders' deficit:
      Convertible preferred stock, no par value, 3,000,000
        authorized, no shares issued and outstanding                           --                 --
      Common stock, no par value, 40,000,000 authorized,
        15,002,162 and 14,887,230 shares issued and outstanding        76,509,000         76,412,000
      Accumulated deficit                                             (84,065,000)       (78,831,000)
                                                                     ------------       ------------
           Total shareholders' deficit                                 (7,556,000)        (2,419,000)
                                                                     ------------       ------------
                                                                     $ 13,469,000       $ 16,972,000
                                                                     ============       ============

      The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED JUNE 30,
                                                         -------------------------------
                                                             2001                2000
                                                         ------------       ------------
Revenue:
  Product                                                $  1,332,000       $    776,000
  Services                                                     85,000                 --
  Royalties                                                    70,000                 --
                                                         ------------       ------------
       Total revenue                                        1,487,000            776,000
                                                         ------------       ------------

Costs and expenses:
  Product                                                   1,069,000            342,000
  Services                                                    103,000                 --
  Research and development                                    261,000            235,000
  Selling, general and administrative                       1,604,000          2,015,000
                                                         ------------       ------------
       Total operating costs and expenses                   3,037,000          2,592,000
                                                         ------------       ------------

Operating loss                                             (1,550,000)        (1,816,000)

Financing expenses:
  Amortization of deferred debt financing                      61,000            129,000
  Interest expense                                            681,000          1,099,000
  Other income                                                (11,000)          (103,000)
                                                         ------------       ------------
       Total financing expenses                               731,000          1,125,000
                                                         ------------       ------------

Net loss                                                 $ (2,281,000)      $ (2,941,000)
                                                         ============       ============

Net loss per share of common stock:
  Basic and diluted                                      $      (0.15)      $      (0.20)
                                                         ============       ============

Weighted average common shares outstanding (Note 2)        15,002,162         14,711,509

      The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------
                                                             2001                2000
                                                         ------------       ------------
Revenue:
  Product                                                $  2,586,000       $  2,184,000
  Services                                                    100,000             34,000
  Licensing fees (Note 6)                                     100,000            100,000
  Royalties                                                   121,000                 --
                                                         ------------       ------------
       Total revenue                                        2,907,000          2,318,000
                                                         ------------       ------------

Costs and expenses:
  Product                                                   1,908,000          1,090,000
  Services                                                    113,000             29,000
  Research and development                                    601,000            557,000
  Selling, general and administrative                       4,115,000          3,590,000
                                                         ------------       ------------
       Total operating costs and expenses                   6,737,000          5,266,000
                                                         ------------       ------------

Operating loss                                             (3,830,000)        (2,948,000)

Financing expenses:
  Amortization of deferred debt financing                     121,000            189,000
  Interest expense                                          1,329,000          2,782,000
  Other income                                                (46,000)          (139,000)
                                                         ------------       ------------
       Total financing expenses                             1,404,000          2,832,000
                                                         ------------       ------------

Net loss                                                 $ (5,234,000)      $ (5,780,000)
                                                         ============       ============

Per share of common stock:
  Basic and diluted                                      $      (0.35)      $      (0.40)
                                                         ============       ============


Weighted average common shares outstanding (Note 2)        14,968,487         14,463,595

      The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        FOR SIX MONTHS ENDED JUNE 30,
                                                      -------------------------------
                                                          2001                 2000
                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $ (5,234,000)      $ (5,780,000)
Adjustments to reconcile net loss to cash used by
  operating activities:
      Depreciation and amortization                        308,000            261,000
      Amortization of deferred debt
      financing expenses                                   121,000            189,000
      Amortization of debt discount                        219,000          2,095,000
      Decrease (increase) in assets:
         Accounts receivable                               477,000            349,000
         Inventories                                       850,000         (1,376,000)
         Other current assets                              (49,000)            63,000
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses            (408,000)           157,000
         Accrued interest payable                          (11,000)           (46,000)
         Accrued vacation and other accrued
            employee cost                                    2,000            135,000
         (Decrease) increase in deferred revenue           171,000               --
      Other                                                 18,000             28,000
                                                      ------------       ------------
           Net cash used in+C47 operating
           activities                                   (3,536,000)        (3,925,000)
                                                      ------------       ------------
Cash Flows from Investing Activities
Purchases and construction of fixed
assets                                                  (1,098,000)          (853,000)
Cost of patents                                            (46,000)           (54,000)
                                                      ------------       ------------
           Net cash used in investing
           activities                                   (1,144,000)          (907,000)
                                                      ------------       ------------
Cash Flows from Financing Activities
Proceeds from sale of common stock                          79,000            750,000
Proceeds from exercise of common
stock options                                                 --               83,000
Accretion of accrued interest                            1,385,000            336,000
Increase in notes payable                                  300,000          3,850,000
Proceeds from long-term debt                                  --            9,900,000
Payments of deferred financing costs                          --             (871,000)
Repayments of long-term debt                               (24,000)          (411,000)
                                                      ------------       ------------
           Net cash provided by financing
           activities                                    1,740,000         13,637,000
                                                      ------------       ------------
           Net (decrease) increase in cash
           and cash equivalents                         (2,940,000)         8,805,000
           Cash and cash equivalents,
           beginning of period                           4,003,000            867,000
                                                      ------------       ------------
           Cash and cash equivalents, end
           of period                                  $  1,063,000       $  9,672,000
                                                      ============       ============
Supplemental cash flow disclosures:
      Cash payments of interest                       $     71,000       $    397,000
      Cash payments of income taxes                          2,000               --
      Surrender of debt upon
      conversion to equity                                    --            1,169,000



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


Chapter 11 Filing

    On April 4, 2001 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 of the United States Code the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut. As of the Petition Date, the Company commenced operating its business and managed its properties as a debtor-in-possession. On April 4, 2001, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. The Disclosure Statement set forth certain information regarding, among other things, significant events that have occurred during the Company's Chapter 11 case and the anticipated organization, operation and financing of Reorganized Company ("Reorganized Company"). The Company subsequently filed certain amendments to the Plan of Reorganization to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization. Among other things, the Plan of Reorganization (1) divided the Company's creditors into eight classes; (2) provides that certain classes of creditors will be paid in full, and will be otherwise rendered unimpaired; (3) provides that, in exchange for their secured claim, Appaloosa Management, L.P. ("Appaloosa Management") and certain of its affiliates would receive shares of common stock of the Reorganized Company representing 85% of the Reorganized Company outstanding common stock, and (4) provides that holders of common stock issued prior to the confirmation of the Plan of Reorganization will receive, in substitution of their existing shares, new shares of common stock of the Reorganized Company, which will constitute 15% of Reorganized Company outstanding common stock.

    On June 12, 2001 a confirmation order was issued by the United States Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129, and the Company emerged from its debtor-in-possession status as the Reorganized Company. The conditions precedent to the effectiveness of the Plan of Reorganization included, among other things, reincorporation of the Reorganized Company in the State of Delaware, there being no material adverse change in the development and launch of the Company's Winged Set product, and the consummation of the private placement described below.

    The effectiveness of the Plan of Reorganization will have a material effect on certain facts which existed as of June 30, 2001, including the termination of certain outstanding options, warrants and other rights (such as conversion rights) to acquire the Company's common stock. The effectiveness of the Plan of Reorganization could materially change the amounts and classifications of assets and liabilities reported in the accompanying financial statements. The financial statements do not include any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the effectiveness of the Plan of Reorganization.

    When used herein, the registrant prior to its reorganization pursuant to the Plan of Reorganization is referred to as the "Debtor Company"; the registrant after its reorganization under the Plan of Reorganization is referred to as the "Reorganized Company"; and the registrant after its reincorporation in Delaware is referred to as the "Delaware Company."


Reverse Split and Reincorporation

         Effective July 19, 2001, the Reorganized Company reincorporated in the State of Delaware as the Delaware Company. The reincorporation was effected pursuant to a merger agreement entered into pursuant to the Plan of Reorganization (the "Merger Agreement"). Immediately prior to the reincorporation, the Reorganized Company affected a reverse stock split pursuant to the Plan of Reorganization. As a result of the reverse stock split, each ten shares of the Reorganized Company's common stock was converted into one share of Reorganized Company common stock. Thereafter, the reincorporation was effected in accordance with the Merger Agreement by merging the Reorganized Company with and into the Delaware Company. As a result of that merger, the separate corporate existence of the Reorganized Company ceased, the certificate of incorporation and bylaws of the Delaware Company became and continue in effect as the registrant's certificate of incorporation and bylaws, and each share of common stock of the Reorganized Company was immediately converted into one share of Common Stock of the Delaware Company. Accordingly, as a result of the reverse stock split and reincorporation, each ten shares of the Reorganized Company's Common Stock issued and outstanding prior to the reverse stock split and reincorporation was effectively converted into one share of the Delaware Company's Common Stock subsequent to the reincorporation. A copy of the certificate of incorporation and by-laws of the Delaware Company as currently in effect are filed as Exhibits 3.1 and 3.2 hereto and are incorporated herein by reference.


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

NOTE 3 - SIGNIFICANT CAPITAL TRANSACTIONS

NASDAQ Delisting

    The Nasdaq SmallCap Stock Market notified the Company that its Common Stock was delisted from The Nasdaq Stock Market effective with the opening of business on March 6, 2001. The delisting was as a result of the Company's failure to meet Nasdaq's requirements for continued listing. The Company did not appeal the delisting on the Nasdaq National Market and is not currently eligible for listing on The New York Stock Exchange or the American Stock Exchange.

    Trading in the Company's Common Stock was conducted on the National Association of Securities Dealers' Pink Sheets until July 27, 2001. On that date, after giving effect to the reverse stock split and the reincorporation in Delaware, the Company's Common Stock began trading on the National Association of Securities Dealers' OTC Bulletin Board under the symbol BPXS.

    Trading in the Company's Common Stock could also be subject to additional restrictions. As a consequence of such delisting, it is expected that the Company's stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, such delisting will make the Company's Common Stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

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

    On March 9, 2000, an officer of the Company affected a net exercise of stock options to purchase 32,000 shares of Common Stock in exchange for 14,950 shares of Common Stock.

    During the first quarter of 2000, an employee exercised stock options to purchase 30,000 shares of Common Stock.

Convertible Note Financing

    On September 21, 1999, the Company received a commitment from Appaloosa Management for a total financing package of $17.5 million, comprised of (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the "Convertible Notes"), (ii) 250,000 shares of Common Stock issued at a purchase price of $3.00 per share (the "Permanent Financing Shares") and (iii) nine-year warrants to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $7.00 per share (the "$7 Warrants", and collectively with the Convertible Notes and the Permanent Financing Shares, the "Permanent Financing"). The Permanent Financing was consummated on April 28, 2000 after receipt of stockholder approval of the terms of the Permanent Financing and certain related matters.

Bridge Transactions

    Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to Appaloosa Management and entities affiliated therewith (the "Appaloosa Entities") a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the "First Bridge Note"). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note, the Company also issued to the Appaloosa Entities (i) a five-year warrant to purchase up to 1.0 million shares of Common Stock, at an initial exercise price of $3.00 per share (the "$3 Warrants") and (ii) a nine-year warrant to purchase up to 1.5 million shares of Common Stock at an initial exercise price of $5.00 per share (the "$5 Warrants") (the $3 Warrants and $5 Warrants are collectively referred to herein as the "First Bridge Warrants"). At the Purchaser's election and upon the closing of the Permanent Financing, the exercise price of the $3 Warrants increased to $4.00 per share of Common Stock. The exercise price of the $5 Warrants increased to $7.00 per share of Common Stock upon the closing of the Permanent Financing. The $5 Warrants contain a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt and was amortized over the term of the First Bridge Note.

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

    The Permanent Financing generated aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes and costs and expenses associated with the financing, the Company realized net proceeds of approximately $9.6 million, which is available along with existing resources for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

    The convertible notes contain certain restrictive covenants including but not limited to, minimum (maximum) operating profit (loss), minimum product sales revenues, and maximum permitted capital expenditures, all as defined. At June 30, 2001, the Company was in violation of the operating profit (loss) and minimum product sales revenues covenants. Under the terms of the agreement, the Appaloosa Entities may call the convertible notes if the Company is in violation of any restrictive covenant. The covenant violations have not been waived by the Appaloosa Entities, as such notes were converted under the provisions of the Plan of Reorganization (see Note 1). Accordingly, the full amount of the convertible debt has been classified as a current liability as of June 30, 2001.

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



NOTE 4 - COMMITMENTS

    As of June 30, 2001 the Company had capital expenditure purchase commitments outstanding of approximately $750,000 which were primarily comprised of machinery & equipment and tooling for the construction of its winged intravenous set production line.

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

    Information with respect to each of the Company's business segments is as follows:

Segment Revenue

                                             Three Months Ended June 30,                   Six Months Ended June 30,
                                             ---------------------------                   -------------------------
                                          2001           2000           1999           2001           2000           1999
                                       ----------     ----------     ----------     ----------     ----------     ----------
Safety Medical Products and
Accessories                            $1,332,000     $  776,000     $1,401,000     $2,586,000     $2,121,000     $2,546,000
Joint Venture Design & Development        155,000             --         32,000        321,000        197,000      1,201,000
                                       ----------     ----------     ----------     ----------     ----------     ----------
Total Consolidated Revenue             $1,487,000     $  776,000     $1,433,000     $2,907,000     $2,318,000     $3,747,000
                                       ==========     ==========     ==========     ==========     ==========     ==========


Major Customers

    There were two customers, domestic distributors of the Company's products, Allegiance Healthcare and Fisher HealthCare, that exceeded 10% of the Company's Safety Medical Products and Accessories segment revenue for the periods presented. The loss of business of any of the foregoing customers could potentially have a material adverse effect on the business and prospects of the Company. In the Joint Venture Design & Development segment, Johnson and Johnson Medical, Inc. ("JJM") of Arlington, Texas, TFX Medical ("TFX"), a division of Teleflex Incorporated and Fresenius Medical Holdings, Inc. contributed to more than 10% of the revenues for the periods presented. The following table represents the revenue associated with these major customers by segment:

                                                  Three Months Ended June 30,                   Six Months Ended June 30,
                                                  ---------------------------                   -------------------------
                                               2001           2000           1999           2001           2000           1999
                                            ----------     ----------     ----------     ----------     ----------     ----------
TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and Accessories     $1,022,000     $  579,000     $1,111,000     $1,891,000     $1,745,000     $1,819,000
Joint Venture Design & Development             155,000             --         15,000        321,000        197,000      1,110,000

OTHER DOMESTIC SALES                           310,000        197,000         88,000        695,000        376,000        310,000

EXPORT SALES:
Safety Medical Products and Accessories             --             --        219,000             --             --        508,000
Joint Venture Design & Development                  --             --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
TOTAL CONSOLIDATED REVENUE                  $1,487,000     $  776,000     $1,433,000     $2,907,000     $2,318,000     $3,747,000
                                            ==========     ==========     ==========     ==========     ==========     ==========

During the periods presented, there were no material intersegment revenues.

    Segment Operating Profit

                                                    Three Months Ended June 30,                Six Months Ended June 30,
                                                    ---------------------------                -------------------------
                                                  2001          2000          1999          2001          2000          1999
                                              -----------   -----------   -----------   -----------   -----------   -----------
Safety Medical Products and Accessories       $   263,000   $   434,000   $   697,000   $   678,000   $ 1,037,000   $ 1,034,000
Joint Venture Design & Development                 52,000            --        21,000       208,000       162,000       846,000
                                              -----------   -----------   -----------   -----------   -----------   -----------
Total Consolidated Operating Profit               315,000       434,000       718,000       886,000     1,199,000     1,880,000
                                              -----------   -----------   -----------   -----------   -----------   -----------
Selling, General and Administrative Expenses   (1,604,000)   (2,015,000)   (1,157,000)   (4,115,000)   (3,590,000)   (2,261,000)

Other                                            (261,000)     (235,000)     (295,000)     (601,000)     (557,000)     (294,000)
Financing Expenses                               (731,000)   (1,125,000)     (305,000)   (1,404,000)   (2,832,000)     (361,000)
                                              -----------   -----------   -----------   -----------   -----------   -----------

Net Loss                                      ($2,281,000)  ($2,941,000)  ($1,039,000)  ($5,234,000)  ($5,780,000)  ($1,036,000)
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

    Segment Capital Expenditures

                                                   Three Months Ended June 30,                  Six Months Ended June 30,
                                                   ---------------------------                  -------------------------
                                               2001           2000           1999           2001           2000           1999
                                            ----------     ----------     ----------     ----------     ----------     ----------
Safety Medical Products and Accessories     $  338,000     $  598,000     $  104,000     $1,098,000     $  853,000     $  104,000
Joint Venture Design & Development                  --             --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
Total Consolidated Capital Expenditures     $  338,000     $  598,000     $  104,000     $1,098,000     $  853,000     $  104,000
                                            ==========     ==========     ==========     ==========     ==========     ==========

    There has been no material change in identifiable assets related to reportable segments since the 2000 Annual Report.

NOTE 6 - LICENSING AND DISTRIBUTION AGREEMENTS

    On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. ("JJM") of Arlington, Texas. Under the terms of the agreements, the Company would develop and manufacture safety needle assemblies for JJM utilizing its self-blunting technology, which would be used by JJM, under an exclusive worldwide license granted by the Company, to manufacture and sell a new safety I.V. catheter. On April 9, 1998, the Company amended the Development and License Agreement and canceled the Supply Agreement with JJM. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The revised agreement also provided for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties. During the first quarter of 2001, the Company received the final licensing payment of $100,000 in connection with this agreement. In addition, the Company began to receive royalty payments in connection with this agreement during the first quarter of 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THE DISCUSSIONS SET FORTH BELOW AND ELSEWHERE HEREIN CONTAIN CERTAIN STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD LOOKING STATEMENTS ARE IDENTIFIED BY THE USE OF SUCH TERMINOLOGY AS "BELIEVES," "EXPECTS," "MAY," "SHOULD," "ANTICIPATES," "PLANS," "ESTIMATES," AND "INTENDS," OR DERIVATIONS OR NEGATIVES THEREOF OR COMPARABLE TERMINOLOGY. ACCORDINGLY, SUCH STATEMENTS INVOLVE RISKS (KNOWN AND UNKNOWN) AND UNCERTAINTIES. ACCORDINGLY, SUCH STATEMENTS INVOLVE RISKS (KNOWN AND UNKNOWN) AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THE CONTINUED WILLINGNESS OF THE COMPANY'S CUSTOMERS, VENDORS AND EMPLOYEES TO MAINTAIN THEIR RELATIONSHIPS WITH THE COMPANY DURING THIS PERIOD; THE ACCEPTANCE OF THE COMPANY'S PRODUCTS BY HEALTH CARE PROFESSIONALS; THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETY TECHNOLOGY; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS; THE RISKS ASSOCIATED WITH EXPANDING THE COMPANY'S BUSINESS INTERNATIONALLY; THE ABILITY OF THE COMPANY TO MEET CERTAIN PERFORMANCE OBJECTIVES AND REQUIREMENTS RELATED TO THE PUBLIC TRADING OF ITS STOCK; THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FINANCING; GENERAL ECONOMIC AND BUSINESS CONDITIONS; AND OTHER RISK FACTORS AND UNCERTAINTIES DETAILED IN THIS REPORT, DESCRIBED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, OR DISCUSSED IN THE COMPANY'S PRESS RELEASES. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENT. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

    When used herein, the registrant prior to its reorganization pursuant to the Plan of Reorganization is referred to as the "Debtor Company"; the registrant after its reorganization under the Plan of Reorganization is referred to as the "Reorganized Company"; and the registrant after its reincorporation in Delaware is referred to as the "Delaware Company."


Overview

    The Company's principal focus is the design, development, testing and evaluation of its blood collection safety needle and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle as well as the design and development of new products. Since its inception in September 1987 through June 30, 2001, the Company has incurred cumulative losses totaling approximately $84,065,000. For the Company to achieve profitability, further reductions in manufacturing costs and increases in sales are necessary, as well as the addition of new product lines. The Company has also focused its efforts on developing strategic partnerships with major healthcare companies in order to bring other products to market featuring its patented internal blunting technology.

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


Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         The Company had product sales of $1,332,000 for the three months ended June 30, 2001 compared to $776,000 for the same period in 2000. The increase was primarily attributable to sales incentives offered to major customers during the second quarter. Costs relating to product sales increased to $1,069,000 for the three months ended June 30, 2001, compared to $342,000 for the same period in 2000. Such costs increased due to increased sales volumes and increased manufacturing costs associated with the new winged intravenous product line.

         The Company had revenues from services totaling $85,000 for the three months ended June 30, 2001, compared to $0 for the comparable period in the prior year. The increase is attributable to the Fresenius agreement.

         The Company had royalty revenue of $70,000 for the three months ended June 30, 2001, compared to $0 for the comparable period in the prior year. This increase is attributable to the JJM and TFX agreements.

         Research and development expenses were $261,000 for the three months ended June 30, 2001 compared to $235,000 for the same period in 2000. The increase in these costs resulted from an increase in engineering labor and operating expenses in 2001 as compared to 2000 related to the new winged intravenous set product line.

         Selling, general and administrative expenses were $1,604,000 for the three months ended June 30, 2001 compared to $2,015,000 for the same period in 2000. The decrease in these costs resulted from reduction in approximately $350,000 in general management and administrative expenses due to costs associated with the hiring of the Company's chief executive officer incurred in the second quarter of 2000, and decreases in legal and consulting fees during the the quarter ended 2001.

         Financing expenses were $731,000 for the three months ended June 30, 2001 compared to $1,125,000 for the same period in 2000. The decrease in these costs resulted primarily from reduction of expenses associated with the Permanent Financing of approximately $225,000 in 2000 and the capitalization of $169,000 of interest in 2001.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         The Company had product sales of $2,586,000 for the six months ended June 30, 2001 compared to $2,184,000 for the same period in 2000. The increase was primarily attributable to sales incentives offered to major customers during the second quarter. Product costs were $1,908,000 for the six months ended June 30, 2001 compared to $1,090,000 for the same period in 2000. Such costs increased due to increased sales volumes and increased manufacturing costs associated with the new winged intravenous product line.

         The Company had revenues from services totaling $100,000 for the six months ended June 30, 2001 compared to $34,000 for the same period in 2000. The increase is attributable to the Fresenius agreement.

         The Company had licensing fee revenue of $100,000 in the first quarter of 2001 and 2000 which was attributable to the completion of the Design, Development and Asset Transfer Agreement with JJMI Medical and the completion of the PICC Introducer development project for TFX.

         The Company had royalty revenue of $121,000 for the six months ended June 30, 2001, compared to $0 for the comparable period in the prior year. This increase is attributable to the JJM and TFX agreements.

         Research and development expenses were $601,000 for the six months ended June 30, 2001 compared to $557,000 for the same period in 2000. The increase in these costs resulted from an increase in engineering labor and operating expenses in 2001 as compared to 2000 due to costs related to the new winged intravenous set product line.

         Selling, general and administrative expenses were $4,115,000 for the six months ended June 30, 2001 compared to $3,590,000 for the same period in 2000. The increase resulted from legal fees incurred during the first quarter associated with the bankruptcy petition.

         Financing expenses were $1,404,000 for the six months ended June 30, 2001 compared to $2,832,000 for the same period in 2000. The decrease in these costs resulted primarily from reduction of expenses associated with the closing of the Permanent Financing of approximately $1,092,000 in 2000 and the capitalization of $336,000 of interest in 2001.

Liquidity and Capital Resources

    The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations, and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through June 30, 2001, the Company has received net proceeds of approximately $48,756,000 through borrowings and the sale of debt securities and $51,758,000 through the sale of equity securities.

    Cash used in operating activities for the six months ended June 30, 2001 totaled $3,536,000 and was primarily due to a net loss for the period of $5,234,000 and decreases in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable and inventories and depreciation and amortization expenses primarily reflecting the amortization of deferred debt financing expenses and an increase in deferred revenue associated with the Fresenius agreement.

    Net cash used in investing activities amounted to $1,144,000 for the six month period primarily due to additions to fixed assets totaling $1,098,000 consisting substantially of capitalized costs associated with the construction of its winged intravenous set production line.

    Net cash provided by financing activities amounted to $1,740,000 for the six months ended June 30, 2001 due to accretion of interest, proceeds from notes payable and the sale of common stock.

    At June 30, 2001, the Company's shareholders' deficit increased to ($7,556,000) from ($2,419,000) at December 31, 2000 due to a net loss for the six months ended June 30, 2001. Also, at June 30, 2001, current liabilities exceed current assets due to the classification of the convertible notes as current liabilities.

FINANCING DURING THE CHAPTER 11 CASE

    On May 17, 2001, the Bankruptcy Court entered an order authorizing the Company to borrow from Appaloosa Management. term loans in an amount not to exceed the aggregate principal amount of $300,000 pursuant to the terms of a Credit Agreement (the "DIP Credit Agreement") between the Debtor and Appaloosa Management. The term loans were used for the purposes of funding general working capital needs in the ordinary course of the Company's business in excess of the net income generated by the Company's business. As security for the prompt payment of the term loans and performance of any and all obligations, liabilities and indebtedness of the Company to Appaloosa Management under the Credit Agreement or otherwise, Appaloosa Management. was granted valid and perfected first priority security interests and liens, superior to all other creditors of the estate of the Company (subject to certain exceptions), in and upon all now existing and hereafter acquired or arising property of the Company which constitutes collateral under the Credit Agreement, wherever located, of any kind or nature, and the proceeds (including insurance proceeds) and products thereof. The term loans were repaid from the proceeds of the Appaloosa Private Placement described below.

THE APPALOOSA PRIVATE PLACEMENT

    On July 19, 2001 (the "Effective Date"), the Delaware Company completed a private placement of 1,314,060 shares of its common stock to Appaloosa Investment Limited Partnership I ("Appaloosa Investment") and Palomino Fund Ltd. ("Palomino") (Appaloosa Investment, and Palomino being collectively referred to herein as the "Purchasers"). The purchase price paid for the stock was $3 million, which was reduced in an amount equal to the Purchaser's costs and expenses incurred in connection with the transaction and the amount of the Delaware Company's outstanding indebtedness for borrowings pursuant to the financing provided by the Manager during the Chapter 11 case. The private placement was made pursuant to a Stock Purchase Agreement, which contains customary provisions, including representations and warranties. A copy of the Stock Purchase Agreement is filed as Exhibit 10.54 hereto and is incorporated herein by reference. As part of the private placement, on the Effective Date, Delaware Company also issued to the Purchasers Warrants to purchase 1,314,060 shares of its common stock (the "Warrants"). The Warrants have an exercise price of $2.283 per share. The Warrant contains customary provisions, including anti-dilution protection. Upon the Delaware Company achieving certain performance targets, (a) the Delaware Company shall have the right to redeem these Warrants at a price of $.01 per share at any time 45 days after the Purchasers receive notice of the achievement of the performance target by the Delaware Company and (b) the Warrants shall be exercisable by the Purchasers for 30 days after the Purchasers receive notice of the achievement of the performance target by the Delaware Company. The exercise of these Warrants, assuming they are exercised in full, is expected to yield proceeds of approximately $3.0 million to the Delaware Company. A copy of the Warrant is filed as Exhibit 10.55 hereto and is incorporated herein by reference. Additionally, in consideration for the equity investment made by the Purchasers, the Delaware Company and the Purchasers have entered into a Registration Rights Agreement, dated as of the Effective Date (the "Registration

Rights Agreement"). The Registration Rights Agreement contains customary provisions, including adjustments for stock splits, stock dividends and reverse stock splits. Pursuant to the Registration Rights Agreement, the Purchasers have "demand" registrations which, if exercised, would obligate the Delaware Company, subject to certain exceptions, to file and have declared effective, a registration statement relating to resale's of Common Stock owned by the Purchasers or received from the Delaware Company in respect of the foregoing by reason of stock dividends or similar matters. These demand registration rights may be exercised no more than six times. Pursuant to the Registration Rights Agreement, the Purchasers also have "piggyback" registration rights in connection with other public offerings by the Delaware Company. A copy of the Registration Rights Agreement is filed as Exhibit 10.56 hereto and is incorporated herein by reference. The summary set forth herein of certain provisions of the Plan of Reorganization, the Delaware Company's Certificate of Incorporation and Bylaws, the Stock Purchase Agreement, the Warrant Agreement, and the Registration Rights Agreement does not purport to be a complete description thereof and is qualified in its entirety by reference to the full provisions of each document as filed as Exhibits to this Form 10-Q and incorporated herein by reference.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On April 4, 2001 (the "Petition Date") the Company filed a voluntary petition for relief under chapter 11 of the United States Code the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut. As of the Petition Date, the Company commenced operating its business and manages its properties as a debtor-in-possession. On April 4, 2001, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. The Disclosure Statement set forth certain information regarding, among other things, significant events that have occurred during the Company's chapter 11 case and the anticipated organization, operation and financing of reorganized Bio-Plexus ("Reorganized Company"). The Disclosure Statement also described the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distributions will be made to the Company's creditors under the Plan of Reorganization for all amounts that were owed to such parties on the Petition Date. In addition, the Disclosure Statement discussed the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization divided the Company's creditors into eight classes: Allowed Secured Claim of Victor and Margaret DeMattia (Class 1); Allowed Secured Claim of Spafford Leasing (Class 2); Allowed Priority Claims under Bankruptcy Code section 507(a)(3) (Class 3); Allowed Priority Claims under Bankruptcy Code section 507(a)(4) (Class 4); Allowed Secured Claim of the Appaloosa Entities (Class 5); Allowed Unsecured Claims (Class 6); Allowed Interests of Holders of Old Common Stock (Class 7); Allowed Interests of Holders of Other Interests (Class 8). In general, the Plan of Reorganization provided that holders of Administrative Claims, Allowed Tax Claims, Allowed Priority Claims and Allowed Unsecured Claims would be paid in full, and would be otherwise rendered unimpaired. Allowed Secured Claims other than the Allowed Secured Claim of Appaloosa Management and certain of its affiliates (the "Appaloosa Entities") would be reinstated and paid in accordance with their terms. In exchange for their Allowed Secured Claim, the Appaloosa Entities (the Company's largest secured creditor) would receive common stock of the Reorganized Company, which would constitute 85% of outstanding common stock of the Reorganized Company. Holders of common stock issued prior to the confirmation of the Plan of Reorganization would receive, in substitution of their existing shares, new shares of common stock of the Reorganized Company, which will constitute 15% of Reorganized Company outstanding common stock. The Plan of Reorganization also set forth certain information, means for implementation of the Plan of Reorganization, the effect of rejection of the Plan of Reorganization by one or more classes of claims or interests, provisions for how distributions would be made to the Company's creditors, the treatment of executory contracts and leases and conditions precedent to confirmation of the Plan of Reorganization and the occurrence of the Effective Date of the Plan of Reorganization. The Company filed with the United States Bankruptcy Court the First Amended Plan of Reorganization on April 19, 2001 and the Modified First Amended Plan of Reorganization on June 12, 2001 to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization. On April 19, 2001 an order was approved by the Bankruptcy Court (i) approving the Disclosure Statement (ii) establishing solicitation, voting, and tabulation procedures and deadlines, and
(iii) scheduling a hearing to consider confirmation of the Plan of Reorganization, establishing deadlines and procedures for filing objections to confirmation of the Plan of Reorganization. On June 12, 2001 a confirmation order was issued by the United States Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129. Conditions precedent to the Effective Date of the Plan of Reorganization included, among other things, reincorporation of Reorganized Company in the State of

Delaware, the commercial launch of the Company's Winged Set product, and the Appaloosa private placement described above. On July 19, 2001, the Company completed its reincorporation in Delaware, it consummated the Appaloosa private placement and the Plan of Reorganization become effective.


ITEM 2. CHANGES IN SECURITIES

         On March 13, 2001, the Company issued to Fresenius Medical Holdings Inc. 101,744 restricted common no par stock as part of a licensing and development agreement in reliance on the provisions provided under Section 4(2) of the Act.

         Effective July 19, 2001, the Reorganized Company reincorporated in the State of Delaware as the Delaware Company. The reincorporation was effected pursuant to a merger agreement entered into pursuant to the Plan of Reorganization (the "Merger Agreement"). Immediately prior to the reincorporation, the Reorganized Company affected a reverse stock split pursuant to the Plan of Reorganization. As a result of the reverse stock split, each ten shares of the Reorganized Company's common stock was converted into one share of Reorganized Company common stock. Thereafter, the reincorporation was effected in accordance with the Merger Agreement by merging the Reorganized Company with and into the Delaware Company. As a result of that merger, the separate corporate existence of the Reorganized Company ceased, the certificate of incorporation and bylaws of the Delaware Company became and continue in effect as the registrant's certificate of incorporation and bylaws, and each share of common stock of the Reorganized Company was immediately converted into one share of Common Stock of the Delaware Company. Accordingly, as a result of the reverse stock split and reincorporation, each ten shares of the Reorganized Company's Common Stock issued and outstanding prior to the reverse stock split and reincorporation was effectively converted into one share of the Delaware Company's Common Stock subsequent to the reincorporation. A copy of the certificate of incorporation and by-laws of the Delaware Company as currently in effect are filed as Exhibits 3.1 and 3.2 hereto and are incorporated herein by reference.

         Effective June 19, 2001, upon confirmation and effectiveness of the Company's Plan of Reorganization, Appaloosa Management, and certain of its affiliates received shares of common stock of the Reorganized Company representing 85% of the Reorganized Company outstanding common stock, and holders of common stock issued prior to the confirmation of the Plan of Reorganization (other than Appaloosa Management and such affiliates) received, in substitution of their existing shares, new shares of common stock of the Reorganized Company, which constituted 15% of Reorganized Company outstanding common. The Company relied on the provisions of Section 1145 of the United States Bankruptcy Code and Section 3(a)(10) of the Securities Act in connection with these issuances.

         Thereafter, as set forth under the heading "The Appaloosa Private Placement" the Company issued 1,314,060 shares of its common stock and warrants to purchase an additional 1,314,060 shares of its common stock to the Purchasers identified therein. The Company relied on the provisions of Section 1145 of the United States Bankruptcy Code and Section 3(a)(10) of the Securities Act in connection with these issuances.

         As a result of the foregoing transactions Appaloosa Management and David A. Tepper, the sole stockholder and President of Appaloosa Partners, Inc., the general partner of Appaloosa Management now beneficially own shares of the Delaware Company's common stock constituting approximately 87% of its outstanding common stock. As a result, they will be able to control the outcome of stockholder votes. Examples of stockholder votes include the election of directors, changes in the registrants Certificate of Incorporation and Bylaws and approval of certain mergers or other similar transactions, such as a sale of all or substantially all of the registrant's assets. Moreover, under Delaware law, these actions can be taken by written consent without an actual meeting of the registrant's stockholders.

         The Company's board of directors now consists of four directors, three of which have been designated by the Appaloosa Management and certain of its affiliates: James Bolin who is the non-executive Chairman of the Company's Board of Directors; Scott M. Tepper, the Vice Chairman of the Company's Board of Directors and the brother of David A. Tepper; and Ken Maiman. The fourth director is John S. Metz, who is the president and chief executive officer of the Company


ITEM 3. DEFAULT UPON SENIOR SECURITIES

    The convertible notes payable issued on April 28, 2000 to the Appaloosa Entities (see Note 3) contain certain restrictive covenants, including but not limited to, minimum (maximum) operating profit (loss), minimum product sales revenue and maximum permitted capital expenditures. At June 30, 2001, the Company was in violation of the operating profit (loss) and the minimum product sales revenues covenants. Under the terms of the agreement, the Appaloosa Entities may call the convertible notes as a result of this violation. The covenant violations have not been waived by the Appaloosa Entities as such notes were converted to common stock upon the effectiveness of the Plan of Reorganization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                    Description                                          Method of Filing
-----------                    -----------                                          ----------------
     3.1     Certificate of Incorporation of the              Incorporated by reference to Exhibit 3.1 of the Company's
             Reorganized Delaware Bio-Plexus                  Form 8-K filed July 31, 2001

     3.2     By-Laws of the Reorganized Delaware Bio-Plexus   Incorporated by reference to Exhibit 3.1 of the Company's
                                                              Form 8-K filed July 31, 2001

   10.18     Supply Agreement dated January 28, 1997 by and   Incorporated by reference to 10.18 to the Registrant's
             between the Company and Johnson & Johnson        Quarterly Report on Form 10-Q for the quarter ended on
             Medical, Inc.                                    September 30, 1998 (File No. 0-24128).

   10.51     Development and Manufacturing and Distribution   Incorporated by reference to Exhibit 10.51 of the Company's
             Agreement dated December 19, 2000 between the    Form 10-K filed July 17, 2001
             Company and Fresenius Medical Care Holdings,
             Inc. (d/b/a Fresenius Medical Care North
             America)

   10.53     Debtor's Modified First Amended Plan of          Incorporated by reference to Exhibit 10.53 of the Company's
             Reorganization dated June 12, 2001               Form 10-K, filed July 17, 2001

   10.54     Stock Purchase Agreement, dated as of July 18,   Incorporated by reference to Exhibit 3.1 of the Company's
             2001, by and among Bio-Plexus, Inc. and each     Form 8-K filed July 31, 2001
             of the purchasers listed on Exhibit A thereto.

   10.55     Warrant, dated July 18, 2001, by and among       Incorporated by reference to Exhibit 3.1 of the Company's
             Bio-Plexus, Inc. and each of the holders         Form 8-K filed July 31, 2001
             listed on Exhibit A thereto

   10.56     Registration Rights Agreement, dated as of       Incorporated by reference to Exhibit 3.1 of the Company's
             July 18, 2001, by and among Bio-Plexus, Inc.     Form 8-K filed July 31, 2001
             and each of the stockholders listed on Exhibit
             A thereto.




(b) Reports on Form 8-K

A report on Form 8-K was filed on April 4, 2001 announcing Bio-Plexus, Inc. (the "Company") reports that it has released its financial results for the year ended December 31, 2000.

         A report on Form 8-K was filed on April 5, 2001 On April 4, 2001, Bio-Plexus, Inc. (the "Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut in Hartford, Connecticut.

         A report on Form 8-K was filed on June 5, 2001 announcing that quotes for the Company's common stock could be obtained via the Pink Sheets.

         A report on Form 8-K was filed on July 31, 2001 announcing the confirmation of the Company's plan of reorganization, the Company's reincorporation in Delaware, a reverse split with respect to the Company's common stock, the consummation of a private placement of stock and a change in control of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bio-Plexus, Inc. (Registrant)

    August 15, 2001                    /s/ John S. Metz
    ---------------                    -----------------------------------------
       (Date)                              John S. Metz
                                           President and Chief Executive Officer