Form 10-Q
period 2001-09-30
BIO PLEXUS INC
filed 2001-11-14
CIK 865532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number   0-24128

                                BIO-PLEXUS, INC.
             (Exact name of Registrant as specified in its Charter)

                 Delaware                                  06-1211921
        (State or other  jurisdiction                   (I.R.S. Employer
        of Incorporation or organization)               Identification No.)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 SHARES OUTSTANDING
               CLASS OF COMMON STOCK             AS OF NOVEMBER 13, 2001
               ---------------------             -----------------------
               Common Stock, $0.001 par
               value                                   11,577,991

                                BIO-PLEXUS, INC.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements

                 Condensed Balance Sheets at September
                 30, 2001 (unaudited) and December 31,  2000                  3

                 Condensed Statements of Operations
                 (unaudited) for the three months ended
                 September 30, 2001 and 2000                                  4

                 Condensed Statements of Operations
                 (unaudited) for the nine months ended
                 September 30, 2001 and 2000                                  5

                 Condensed Statements of Cash Flows
                 (unaudited) for the nine months ended
                 September 30, 2001 and 2000                                  6

                 Notes to Condensed Financial
                 Statements                                                   7

            Item 2.  Management's  Discussion  and  Analysis
                     of Financial Condition and Results of
                     Operations                                              14

PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings

            Item 2.  Changes in Securities                                   17

            Item 3.  Default Upon Senior Securities                          18

            Item 4.  Submission of Matters to a Vote of Security Holders     19

            Item 6. Exhibits and Reports on Form 8-K                         19

SIGNATURES                                                                   22

                                BIO-PLEXUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2001             2000
                                                                 (UNAUDITED)
ASSETS
Current assets:
     Cash                                                       $  1,219,000      $  4,003,000
     Accounts receivable, net                                        677,000           516,000
     Inventories:
        Raw materials                                              1,258,000         1,379,000
        Work-in-process                                              506,000            36,000
        Finished goods                                               494,000         1,634,000
                                                                ------------      ------------
             Total inventory                                       2,258,000         3,049,000
                                                                ------------      ------------
     Other current assets                                            205,000           124,000
                                                                ------------      ------------
        Total current assets                                       4,359,000         7,692,000
                                                                ------------      ------------


Fixed assets, net                                                  8,129,000         7,845,000

Deferred debt financing expenses, net of amortization                     --         1,017,000
Patents, net of amortization                                         440,000           415,000
Other assets                                                           3,000             3,000
                                                                ------------      ------------
TOTAL ASSETS                                                    $ 12,931,000      $ 16,972,000
                                                                ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                          $     54,000      $     52,000
     Accounts payable and accrued expenses                           410,000         1,129,000
     Accrued vacation                                                 80,000           122,000
     Other accrued employee costs                                    109,000           282,000
     Deferred revenue                                                128,000                --
                                                                ------------      ------------
        Total current liabilities                                    781,000         1,585,000
                                                                ------------      ------------

Long-term debt, net of current portion                             1,197,000        17,806,000


Shareholders' equity (deficit):
     Common stock, no par value, 4,000,000 authorized,
       1,488,723 shares issued and outstanding                            --        76,412,000
     Common stock, $0.001 par value, 25,000,000 authorized,
       11,577,991 shares issued and outstanding                       12,000                --
     Paid in capital                                              99,321,000                --
     Deferred compensation, net                                     (557,000)               --
     Accumulated deficit                                         (87,823,000)      (78,831,000)
                                                                ------------      ------------
        Total shareholders' equity (deficit)                      10,953,000        (2,419,000)
                                                                ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $ 12,931,000      $ 16,972,000
                                                                ============      ============


The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------

                                                           2001             2000
                                                        -----------      -----------
Revenue:
  Product                                               $ 1,336,000      $ 1,151,000
  Services                                                   61,000           12,000
  Royalties                                                 181,000               --
                                                        -----------      -----------
       Total revenue                                      1,578,000        1,163,000
                                                        -----------      -----------

Costs and expenses:
  Product                                                   864,000          578,000
  Services                                                   48,000               --
  Research and development                                  774,000          523,000
  Selling, general and administrative                       887,000        1,868,000
                                                        -----------      -----------
       Total operating costs and expenses                 2,573,000        2,969,000
                                                        -----------      -----------

Operating loss                                             (995,000)      (1,806,000)


Financing expenses:
  Amortization of deferred debt financing                   (58,000)          85,000
  Interest expense                                         (522,000)         704,000
  Other income                                              (19,000)         (76,000)
                                                        -----------      -----------
       Total financing (income) expenses                   (599,000)         713,000
                                                        -----------      -----------

Loss before reorganization costs                           (396,000)      (2,519,000)

Reorganization costs                                      3,362,000               --
                                                        -----------      -----------

Net loss                                                $(3,758,000)     $(2,519,000)
                                                        ===========      ===========

Net loss per share of common stock:
  Basic and diluted                                     $     (0.39)     $     (1.69)
                                                        ===========      ===========


Weighted average common shares outstanding (Note 3)       9,606,270        1,490,491


The accompanying notes are an integral part of these condensed financial statements.

                                 BIO-PLEXUS, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------

                                                           2001             2000
                                                        -----------      -----------
Revenue:
  Product                                               $ 3,922,000      $ 3,335,000
  Services                                                  261,000          146,000
  Royalties                                                 302,000               --
                                                        -----------      -----------
       Total revenue                                      4,485,000        3,481,000
                                                        -----------      -----------

Costs and expenses:
  Product                                                 2,772,000        1,668,000
  Services                                                  151,000           29,000
  Research and development                                1,386,000        1,080,000
  Selling, general and administrative                     5,002,000        5,458,000
                                                        -----------      -----------
       Total operating costs and expenses                 9,311,000        8,235,000
                                                        -----------      -----------

Operating loss                                           (4,826,000)      (4,754,000)


Financing expenses:
  Amortization of deferred debt financing                    63,000          274,000
  Interest expense                                          807,000        3,485,000
  Other income                                              (65,000)        (214,000)
                                                        -----------      -----------
       Total financing expenses                             805,000        3,545,000
                                                        -----------      -----------

Loss before reorganization costs                         (5,631,000)      (8,299,000)

Reorganization costs                                      3,362,000               --
                                                        -----------      -----------

Net loss                                                $(8,993,000)     $(8,299,000)
                                                        ===========      ===========

Per share of common stock:
  Basic and diluted                                     $     (2.13)     $     (5.68)
                                                        ===========      ===========


Weighted average common shares outstanding (Note 3)       4,229,754        1,461,177


The accompanying notes are an integral part of these condensed financial statements.

                                BIO-PLEXUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             FOR NINE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                                    2001              2000
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss before reorganization costs                               $ (5,631,000)     $ (8,299,000)
Adjustments to reconcile net loss to cash used
 by operating activities:
      Depreciation and amortization                                 648,000           402,000
      Amortization of deferred debt financing expenses               63,000           274,000
      Amortization of debt discount                                 114,000         2,255,000
      Reorganization cost payments                                 (621,000)               --
      Decrease (increase) in assets:
         Accounts receivable, net                                  (161,000)          216,000
         Inventories                                                791,000        (1,275,000)
         Other current assets                                       (81,000)           67,000
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                     (719,000)          (87,000)
         Accrued vacation and other accrued employee costs         (215,000)           (1,000)
         Deferred revenue                                           128,000                --
      Other, net                                                     19,000           278,000
                                                               ------------      ------------
           Net cash used in operating activities                 (5,665,000)       (6,170,000)
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets, net                    (866,000)       (2,620,000)
Cost of patents                                                     (49,000)         (100,000)
                                                               ------------      ------------
           Net cash used in investing activities                   (915,000)       (2,720,000)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                2,895,000           750,000
Proceeds from exercise of common stock options                           --            83,000
Accretion of accrued interest                                       937,000           845,000
Increase in notes payable                                                --         3,850,000
Proceeds from long-term debt                                             --         9,900,000
Payments of deferred financing costs                                     --          (885,000)
Repayments of long-term debt                                        (36,000)         (893,000)
                                                               ------------      ------------
           Net cash provided by financing activities              3,796,000        13,650,000
                                                               ------------      ------------
           Net (decrease) increase in cash                       (2,784,000)        4,760,000

           Cash, beginning of period                              4,003,000           867,000
                                                               ------------      ------------
           Cash, end of period                                 $  1,219,000      $  5,627,000
                                                               ============      ============


Supplemental cash flow disclosures:
      Cash payments of interest                                $    100,000      $    429,000
      Cash payments of income taxes                            $      3,000      $         --
      Surrender of debt upon conversion to equity              $ 19,408,000      $  1,333,000
      Non-cash reorganization costs                            $  2,741,000      $         --

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

         Reclassifications - certain prior year amounts have been reclassified to conform to the current year presentation.

Reorganization and Emergence from Chapter 11

         On April 4, 2001 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). As of the Petition Date, the Company commenced operating its business and managed its properties as a debtor-in-possession. On April 4, 2001, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. The Disclosure Statement set forth certain information regarding, among other things, significant events that had occurred during the Company's Chapter 11 case and the anticipated organization, operation and financing of the Reorganized Company ("Reorganized Company"). The Company subsequently filed certain amendments to the Plan of Reorganization to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization. Among other things, the Plan of Reorganization (1) divided the Company's creditors into eight classes; (2) provided that certain classes of creditors would be paid in full, and would be otherwise rendered unimpaired; (3) provided that, in exchange for their secured claim, Appaloosa Management L.P. ("Appaloosa Management") and certain of its affiliates would receive shares of common stock of the Reorganized Company representing 85% of the Reorganized Company outstanding common stock; and (4) provided that holders of common stock issued prior to the confirmation of the Plan of Reorganization would receive, in exchange for their existing shares, new shares of common stock of the Reorganized Company, which would constitute 15% of the Reorganized Company's outstanding common stock. In addition, all outstanding common stock warrants and options (including those issued under the 1991 Long-Term Incentive Plan and the 1995 Non-Employee Directors Stock Option Plan) were cancelled and deemed extinguished (see
Note 4).

         On June 12, 2001 a confirmation order was entered by the United States Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129, and the Debtor Company emerged from its debtor-in-possession status as the Reorganized Company. The conditions precedent to the effectiveness of the Plan of Reorganization included, among other things, reincorporation of the Reorganized Company in the State of Delaware, there being no material adverse change in the development and launch of the Company's Winged Set product, and the consummation of the Appaloosa Private Placement (as described below).

          The conditions precedent to the effectiveness of the Plan of Reorganization were met on July 18, 2001 with the reincorporation of the Reorganized Company in the State of Delaware and the consummation of the Appaloosa Private Placement.

         When used herein, the registrant prior to the Petition Date is referred to as the "pre-petition Company"; the registrant prior to its reorganization pursuant to the Plan of Reorganization is referred to as the "Debtor Company"; the registrant after its reorganization under the Plan of Reorganization is referred to as the "Reorganized Company"; and the registrant after its reincorporation in the State of Delaware is referred to as the "Company."

Reverse Split and Reincorporation

         Effective July 18, 2001, the Reorganized Company reincorporated in the State of Delaware as the Company. The reincorporation was effected pursuant to a merger agreement entered into pursuant to the Plan of Reorganization (the "Merger Agreement"). Immediately prior to the reincorporation, the Reorganized Company effected a reverse stock split pursuant to the Plan of

 Reorganization. As a result of the reverse stock split, each ten shares of the Reorganized Company's common stock was converted into one share of Reorganized Company common stock. Thereafter, the reincorporation was effected in accordance with the Merger Agreement by merging the Reorganized Company with and into the Company. As a result of that merger, the separate corporate existence of the Reorganized Company ceased, the certificate of incorporation and bylaws of the Company became and continue in effect as the registrant's certificate of incorporation and bylaws, and each ten shares of common stock of the Reorganized Company was immediately converted into one share of Common Stock of the Company. All share and per share information has been restated to reflect the effect of the reverse split. A copy of the certificate of incorporation and by-laws of the Company as currently in effect are filed as Exhibits 3.1 and 3.2 hereto and are incorporated herein by reference.

         After giving effect to the reverse stock split and the Company's reincorporation in the State of Delaware, effective July 27, 2001, the registrant's common stock began trading on the National Association of Securities Dealers' OTC Bulletin Board under the symbol BPXS.

Conversion of Convertible Notes

         Effective July 18, 2001, and in accordance with the terms of the Plan of Reorganization, the Purchasers (defined below) converted $19,408,000 of debt (made up of the Convertible Notes) in the Reorganized Company, into 8,501,224 shares of common stock in the Company (the Debt Conversion), at an effective conversion price of $2.283 per share, giving the Purchasers 85% of the ownership of the Company. In conjunction with the Debt Conversion, all warrants associated with the Permanent Financing, the Bridge Financing, and the Convertible Debentures (all described below) were cancelled.

The Appaloosa Private Placement

         On July 18, 2001 (the "Effective Date"), the Company completed a private placement of 1,314,060 shares of its common stock to Appaloosa Investment Limited Partnership I ("Appaloosa Investment") and Palomino Fund Ltd. ("Palomino") (Appaloosa Investment, and Palomino being collectively referred to herein as the "Purchasers"). The purchase price paid for the stock was $3 million, which was reduced in an amount equal to the Purchaser's costs and incurred in connection with the transaction and the amount of the Company's outstanding indebtedness for borrowings pursuant to the financing provided by the Purchasers during the Chapter 11 case. The private placement was made pursuant to a Stock Purchase Agreement, which contained customary provisions, including representations and warranties. A copy of the Stock Purchase Agreement is filed as Exhibit 10.54 hereto and is incorporated herein by reference. As part of the private placement, on the Effective Date, the Company also issued to the Purchasers warrants to purchase 1,314,060 shares of its common stock (the "Warrants"). The Warrants have an exercise price of $2.283 per share. The Warrants contains customary provisions, including anti-dilution protection. Upon the Company achieving certain performance targets, (a) the Company shall have the right to redeem these Warrants at a price of $.01 per share at any time 45 days after the Purchasers receive notice of the achievement of the performance target by the Company and (b) the Warrants shall be exercisable by the Purchasers for 30 days after the Purchasers receive notice of the achievement of the performance target by the Company. The exercise of these Warrants, assuming they are exercised in full, is expected to yield proceeds of approximately $3.0 million to the Company. A copy of the Warrant is filed as Exhibit 10.55 hereto and is incorporated herein by reference. Additionally, in consideration for the equity investment made by the Purchasers, the Company and the Purchasers have entered into a Registration Rights Agreement, dated as of the Effective Date (the "Registration Rights Agreement"). The Registration Rights Agreement contains customary provisions, including adjustments for stock splits, stock dividends and reverse stock splits. Pursuant to the Registration Rights Agreement, the Purchasers have "demand" registrations which, if exercised, would obligate the Company, subject to certain exceptions, to file and have declared effective, a registration statement relating to resales of Common Stock owned by the Purchasers or received from the Company in respect of the foregoing by reason of stock dividends or similar matters. These demand registration rights may be exercised no more than six times. Pursuant to the Registration Rights Agreement, the Purchasers also have "piggyback" registration rights in connection with other public offerings by the Company. A copy of the Registration Rights Agreement is filed as Exhibit 10.56 hereto and is incorporated herein by reference. The summary set forth herein of certain provisions of the Plan of Reorganization, the Company's certificate of incorporation and bylaws, the Stock Purchase Agreement, the Warrant Agreement, and the Registration Rights Agreement does not purport to be a complete description of the documents and is qualified in its entirety by reference to the full provisions of each document as filed as Exhibits to this Form 10-Q and incorporated herein by reference.

Description of Reorganization Accounting

         In connection with the reorganization, the Company reviewed the recommended accounting principles for entities emerging from Chapter 11 ("fresh start reporting") set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." SOP 90-7 provides guidance with regard to disclosures while an entity is in reorganization, and requires that fresh start reporting (purchase accounting) be adopted when the reorganization value of the assets of the emerging entity (immediately before the date of confirmation) is less than the total of all post-petition liabilities and allowed claims, and the holders of existing voting shares immediately before confirmation receive less than fifty percent (50%) of the voting shares of the emerging entity. If fresh start reporting were applicable, it would require, among other things, an allocation of the reorganization value to the assets of the company, creating a new set of financial statements for the reorganized entity. These statements would not be comparable with those prepared before the reorganization plan because they would be those of a new entity.

         In connection with the Plan of Reorganization, the holders of the existing shares received only 15% of the voting shares of the Company; however, the reorganization value of the Company was not deemed to be less than the total of all post-petition liabilities and allowed claims. Accordingly, the adoption of the fresh start requirements was not applicable, and therefore the transaction was accounted for at historical values within the third quarter financial statements, which allows comparison of the third quarter 2001 results to those of prior periods.

         In determining the reorganization value, the Company utilized prior independent appraisals, discounted cash flow analysis, and comparable industry standards. The Company, subsequent to its reorganization on July 18, 2001, has paid all allowed unsecured claims and pre-petition value. All other allowed secured and priority claims were not subject to compromise, and with the exception of the Convertible Notes, were carried forward at historical values. Accordingly, there was no discounting or forgiveness of debt associated with the reorganization. Costs of the reorganization were separately identified within the Statement of Operations (see Note 2).

NOTE 2 - REORGANIZATION COSTS

         As part of the Plan of Reorganization, certain costs were incurred and certain asset carrying values were impaired, causing a write-off of such assets. The total reorganization charge in the accompanying condensed statements of operations was $3,362,000. Of that amount, $2,741,000 represents write-offs of unamortized debt financing costs and unamortized debt discounts. Both of these assets had originally been established with the placement of the Appaloosa Convertible Notes, and because of the conversion to common stock of this debt, the associated unamortized debt financing and debt discount carrying values were written off. The remaining $621,000 represents professional fees paid in cash during the reorganization period.

NOTE 3 - EARNINGS PER SHARE

         Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. In determining net loss per common share, common stock equivalents are excluded from the computation, as their effect is anti-dilutive. Immediately prior to the reincorporation, the Reorganized Company effected a reverse stock split pursuant to the Plan of Reorganization. As a result of the reverse stock split, each ten shares of the Reorganized Company's common stock was converted into one share of Reorganized Company common stock All share and per share information has been restated to reflect the effect of the reverse split.

NOTE 4 - SIGNIFICANT CAPITAL TRANSACTIONS

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

         Trading in the Company's Common Stock was conducted on the National Association of Securities Dealers' Pink Sheets until July 27, 2001. On that date, after giving effect to the reverse stock split and the reincorporation, the Company's Common Stock began trading on the National Association of Securities Dealers' OTC Bulletin Board under the symbol BPXS.

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

Common Stock and Stock Options

         On July 18, 2001 the Company adopted a new employee stock option plan and a restricted stock plan (collectively, the "2001 Stock Incentive Plan") The total number of stock options and restricted stock shares reserved under the 2001 Stock Incentive Plan is 2,000,000, of which a total of 1,135,500 were issued and outstanding as of September 30, 2001. The total outstanding at September 30, 2001 consisted of 873,100 stock options and 262,400 restricted stock shares. All grants were made on July 19, 2001 and the vesting period for both stock options and restricted stock shares is three years with one third vesting on each grant date anniversary. The exercise strike price for the stock options as well as the fair market value of the restricted stock issuances was $2.283 per option \ share. With regard to the restricted stock issuances, compensation expense, determined at the date of grant, is being recognized ratably in accordance with the vesting schedule. Compensation expense recognized was $42,000 for the three months ended September 30, 2001. At September 30, 2001, $557,000 of future compensation expense associated with the restricted stock shares has been deferred and is included in deferred compensation in the accompanying condensed balance sheets.

         On March 13, 2001, the pre-petition Company issued to Fresenius Medical Holdings Inc. 10,174 restricted common stock shares as part of a licensing and development agreement.

         On March 9, 2000, an officer of the pre-petition Company effected a net exercise of stock options to purchase 3,200 shares of Common Stock in exchange for 1,495 shares of Common Stock.

         During the first quarter of 2000, an employee exercised stock options to purchase 3,000 shares of Common Stock.

Convertible Note Financing

         On September 21, 1999, the pre-petition Company received a commitment from Appaloosa Management for a total financing package of $17.5 million, comprised of (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the "Convertible Notes"), (ii) 25,000 shares of Common Stock issued at a purchase price of $30 per share (the "Permanent Financing Shares") and (iii) nine-year warrants to purchase up to 150,000 shares of Common Stock at an initial exercise price of $70 per share (the "$70 Warrants", and collectively with the Convertible Notes and the Permanent Financing Shares, the "Permanent Financing"). The Permanent Financing was consummated on April 28, 2000 after receipt of stockholder approval of the terms of the Permanent Financing and certain related matters.

Bridge Transactions

         Pending consummation of the Permanent Financing, on October 21, 1999, the pre-petition Company issued to Appaloosa Management and entities affiliated therewith (the "Appaloosa Entities") a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the "First Bridge Note"). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note, the pre-petition Company also issued to the Appaloosa Entities (i) a five-year warrant to purchase up to 100,000 shares of Common Stock, at an initial exercise price of $30 per share (the " $30 Warrants") and (ii) a nine-year warrant to purchase up to 150,000 shares of Common Stock at an initial exercise price of $50 per share (the "$50 Warrants") (the $30 Warrants and $50 Warrants are collectively referred to herein as the "First Bridge Warrants"). At the Purchaser's election and upon the closing of the Permanent Financing, the exercise price of the $30 Warrants increased to $40 per share of Common Stock. The exercise price of the $50 Warrants increased to $70 per share of Common Stock upon the closing of the Permanent Financing. The $50 Warrants contained a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt and was amortized over the term of the First Bridge Note.

         On January 5, 2000, the pre-petition Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $1.65 million (the "Second Bridge Note"). In connection with the issuance of the Second Bridge Note, the Company also agreed to issue and sell on the earlier of
(i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 20,000 shares of Common Stock at an initial exercise price of $30 per share (the "Second Bridge Warrants"). The Second Bridge Warrants contained a net-exercise provision.

         On April 3, 2000, the pre-petition Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $2.2 million (the "Third Bridge Note"). No warrants or convertible securities were issued in connection with the Third Bridge Note. The First Bridge Note, the Second Bridge Note and the Third Bridge Note are collectively referred to as the "Bridge Notes". The issuance of the Bridge Notes, the First Bridge Warrants and the Second Bridge Warrants are collectively referred to as the "Bridge Transactions".

         The Bridge Notes were not convertible into shares of Common Stock and were paid-in-full at the closing of the Permanent Financing on April 28, 2000.

Permanent Financing

         In order to consummate the Permanent Financing, the pre-petition Company was required by the rules of the NASDAQ Stock Market to obtain the approval of a majority of the pre-petition Company's stockholders of the terms and conditions of the Permanent Financing. In addition, the Connecticut Business Corporation Act required that the pre-petition Company obtain stockholder approval of (i) an amendment to the pre-petition Company's certificate of incorporation (the "Charter Amendment") and (ii) an amendment to the pre-petition Company's 1991 Long-Term Incentive Plan (the "Incentive Plan Amendment"). The Charter Amendment and the Incentive Plan Amendment were required by the terms of the Permanent Financing. The approval of the pre-petition Company's stockholders of the terms of the Permanent Financing, the Charter Amendment and the Incentive Plan Amendment is collectively referred to as "Stockholder Approval".

         Coinciding with Stockholder Approval obtained on April 28, 2000, the pre-petition Company issued to the Appaloosa Entities the Convertible Notes, the Permanent Financing Shares and the $70 Warrants. The Convertible Notes were convertible into shares of Common Stock at an initial conversion price of $30. The $70 Warrants contained a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt, which was to be amortized over the term of the debt.

         The Permanent Financing generated aggregate proceeds to the pre-petition Company of $17.5 million. After repayment of the Bridge Notes and costs and expenses associated with the financing, the pre-petition Company realized net proceeds of approximately $9.6 million, which was available along with existing resources for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

         The convertible notes contained certain restrictive covenants including but not limited to, minimum (maximum) operating profit (loss), minimum product sales revenues, and maximum permitted capital expenditures, all as defined. Prior to the effectiveness of the Plan of Reorganization, the Company was in violation of the operating profit (loss) and minimum product sales revenues covenants. Under the terms of the agreement, the Appaloosa Entities were entitled to call the Convertible Notes if the pre-petition Company was in violation of any restrictive covenant. The covenant violations were not waived by the Appaloosa Entities; however, such notes were converted under the provisions of the Plan of Reorganization (see Note 1). Accordingly, the full amount of the convertible debt had been classified as a current liability as of June 30, 2001, up until July 18, 2001, when the debt was converted to equity.

         All Convertible Notes were converted into Company common stock on July 18, 2001, as part of the consummation of the Plan of Reorganization explained in
Note 1.

Convertible Debentures

         On April 27, 1999, the Company sold an aggregate principal amount of $2,500,000 of its 6% Convertible Debentures due June 30, 2004 (the "6% Debentures") to several purchasers (the "Debenture Holders") (the "Convertible Debenture Financing"). The 6% Debentures were convertible at any time at the option of the Debenture Holders into shares of the Company's Common Stock at the lesser of a fixed conversion price of $30.60 per share (as may have been adjusted from time to time) or a floating conversion price at the time of the conversion if the floating conversion price was less than $30.06 per share (as may have been adjusted from time to time). The 6% Debentures could have been wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. As of September 30, 2000, the Debenture Holders had converted all of the $2,500,000 outstanding principal balance of the 6% Debentures into 88,073 shares of Common Stock. The Company and the Debenture Holders had limited put and call options, respectively, for additional 6% Debentures. In connection with the subsequent financing by the Appaloosa Entities, the Company agreed not to exercise its put right under the 6% Debentures. As of July 26, 2000, the Debenture Holders' call options expired and were not exercised. In connection with the Convertible Debenture Financing, the Company issued a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $33.80 per share. Such warrant was cancelled and deem extinguished as part of the Plan of Reorganization explained in Note 1.


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

    Information with respect to each of the Company's business segments is as follows:

Segment Revenue

                                           Three Months Ended September 30,            Nine Months Ended September 30,
                                       -----------------------------------------    ---------------------------------------
                                           2001           2000           1999           2001           2000           1999
                                       ----------     ----------     ----------     ----------     ----------     ----------
Safety Medical Products and
 Accessories                            $1,336,000    $1,151,000      $1,122,000    $3,922,000     $3,335,000     $3,668,000


Joint Venture Design & Development         242,000        12,000         169,000       563,000        146,000      1,370,000
                                        ----------    ----------      ----------    ----------     ----------     ----------
Total Consolidated Revenue              $1,578,000    $1,163,000      $1,291,000    $4,485,000     $3,481,000     $5,038,000
                                        ==========    ==========      ==========    ==========     ==========     ==========

Major Customers

         There were two customers, domestic distributors of the Company's products, Allegiance Healthcare and Fisher HealthCare, that exceeded 10% of the Company's Safety Medical Products and Accessories segment revenue for the periods presented. The loss of business of any of the foregoing customers could potentially have a material adverse effect on the business and prospects of the Company. In the Joint Venture Design & Development segment, Johnson and Johnson Medical, Inc. ("JJM") of Arlington, Texas, TFX Medical ("TFX"), a division of Teleflex Incorporated and Fresenius Medical Care Holdings, Inc. ("Fresenius") contributed to more than 10% of the revenues for the periods presented. The following table represents the revenue associated with these major customers by segment:

                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                       ----------------------------------------     ----------------------------------------
                                          2001           2000          1999           2001           2000           1999
                                       ----------     ----------    ----------     ----------     ----------     ----------
TOTAL REVENUE MAJOR CUSTOMERS:
Safety Medical Products and
Accessories                            $  848,000     $  942,000     $1,029,000     $2,739,000     $2,750,000     $2,847,000
Joint Venture Design & Development        242,000         12,000         68,000        563,000        146,000      1,178,000

OTHER DOMESTIC SALES                      466,000        209,000        173,000      1,161,000        585,000        484,000

EXPORT SALES:
Safety Medical Products and
Accessories                                22,000             --         21,000         22,000             --        529,000
Joint Venture Design & Development             --             --             --             --             --             --
                                       -------------------------------------------------------------------------------------

TOTAL CONSOLIDATED REVENUE             $1,578,000     $1,163,000     $1,291,000     $4,485,000     $3,481,000     $5,038,000
                                       =====================================================================================

During the periods presented, there were no material intersegment revenues.

    Segment Operating Profit

                                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                            ----------------------------------------    --------------------------------------------
                                               2001           2000          1999           2001             2000          1999
                                            -----------    -----------   -----------    -----------      -----------   -----------
Safety Medical Products and Accessories     $   472,000    $   573,000   $   559,000    $ 1,150,000      $ 1,610,000   $ 1,593,000
Joint Venture Design & Development              194,000         12,000       116,000        412,000          174,000       962,000
                                             --------------------------------------------------------------------------------------
Total Consolidated Gross Margin                 666,000        585,000       675,000      1,562,000        1,784,000     2,555,000
                                             --------------------------------------------------------------------------------------
Selling,General and Administrative
Expenses                                       (887,000)    (1,868,000)   (1,211,000)    (5,002,000)      (5,458,000)   (3,472,000)
Research and development                       (774,000)      (523,000)     (298,000)    (1,386,000)      (1,080,000)     (592,000)

Reorganization costs                         (3,362,000)            --            --     (3,362,000)              --            --
Financing (Expenses) Income                     599,000       (713,000)     (212,000)      (805,000)      (3,545,000)     (573,000)
                                             --------------------------------------------------------------------------------------
Net Loss                                    $(3,758,000)   $(2,519,000)  $(1,046,000)   $(8,993,000)     $(8,299,000)  $(2,082,000)
                                             ======================================================================================


         For the Safety Medical Products and Accessories segment, operating profit consists of total revenues less product costs and expenses. In the Joint Venture Design and Development segment, operating profit consists of total revenues less certain operating costs and expenses and research and development expenses.

    Segment Capital Expenditures, Net

                                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                                 ---------------------------------          -------------------------------
                                                 2001            2000         1999          2001           2000         1999
                                                 ----            ----         ----          ----           ----         ----
Safety Medical Products and
Accessories                                     $(232,000)     $1,767,000     $146,000     $866,000     $2,620,000     $250,000
Joint Venture Design & Development                     --              --           --           --             --           --
                                                -------------------------------------------------------------------------------

Total Consolidated Capital
Expenditures, Net                               $(232,000)     $1,767,000     $146,000     $866,000     $2,620,000     $250,000
                                                ===============================================================================

         There has been no material change in identifiable assets related to reportable segments since the 2000 Annual Report.


NOTE 6 -ROYALTY AND SERVICES AGREEMENTS

         On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with JJM. Under the terms of the agreements, the Company would develop and manufacture safety needle assemblies for JJM utilizing its self-blunting technology, which would be used by JJM, under an exclusive worldwide license granted by the Company, to manufacture and sell a new safety I.V. catheter. On April 9, 1998, the Company amended the Development and License Agreement and canceled the Supply Agreement with JJM. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The revised agreement also provided for an additional $300,000 payable to the Company for initial capital equipment purchases and the payment of certain minimum annual royalties. During the first quarter of 2001, the Company received the final product development milestone payment of $100,000 in connection with this agreement. In addition, the Company began to receive royalty payments in connection with this agreement during the first quarter of 2001.

         On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter ("PICC") introducer with TFX. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring the Company's proprietary Punctur-Guard(R) technology. Under the Design, Development and Asset Transfer Agreement, the Company would design and develop safety needle assemblies to be used with the TFX peelable catheter, and would modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement included additional licensing fees and changes in royalty revenue in exchange for TFX's right to exclusively market to one of its customers. In the first quarter of 2000, the Company completed its obligations under the Design, Development and Asset Transfer Agreement, and recognized service revenue of $100,000. In addition, the Company began to receive royalty payments in connection with this agreement during the fourth quarter of 2000.

         On December 19, 2000, the Company entered into a Development and Manufacturing and Distribution Agreement with Fresenius. Pursuant to this agreement, during the first two phases, the Company and Fresenius will develop Extracorporeal Therapy Needles and in the second phase, Fresenius will manufacture, market, and distribute the needles. In connection with this agreement, the Company also granted to Fresenius an exclusive worldwide license to manufacture, have manufactured, use, sell, have sold or offer for sale such needles utilized in dialysis applications covered by the PUNCTUR-GUARD(R) technology. The Fresenius agreement provides for the payment of royalties to the Company once products developed under the agreement are sold. For the nine months ended September 30, 2001, a total of $161,000 of services revenue related to phase one has been recognized in the accompanying condensed statements of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THE DISCUSSIONS SET FORTH BELOW AND ELSEWHERE HEREIN CONTAIN CERTAIN STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD LOOKING STATEMENTS ARE IDENTIFIED BY THE USE OF SUCH TERMINOLOGY AS "BELIEVES," "EXPECTS," "MAY," "SHOULD," "ANTICIPATES," "PLANS," "ESTIMATES," AND "INTENDS," OR DERIVATIONS OR NEGATIVES THEREOF OR COMPARABLE TERMINOLOGY. ACCORDINGLY,
SUCH STATEMENTS INVOLVE RISKS (KNOWN AND UNKNOWN) AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THE CONTINUED WILLINGNESS OF THE COMPANY'S CUSTOMERS, VENDORS AND EMPLOYEES TO MAINTAIN THEIR RELATIONSHIPS WITH THE COMPANY DURING THIS PERIOD; THE ACCEPTANCE OF THE COMPANY'S PRODUCTS BY HEALTH CARE PROFESSIONALS; THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS; THE RISKS ASSOCIATED WITH EXPANDING THE COMPANY'S BUSINESS INTERNATIONALLY; THE ABILITY OF THE COMPANY TO MEET CERTAIN PERFORMANCE OBJECTIVES AND REQUIREMENTS RELATED TO THE PUBLIC TRADING OF ITS STOCK; THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FINANCING; GENERAL ECONOMIC AND BUSINESS CONDITIONS; AND OTHER RISK FACTORS AND UNCERTAINTIES DETAILED IN THIS REPORT, DESCRIBED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, OR DISCUSSED IN THE COMPANY'S PRESS RELEASES. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENT. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

Overview

         The Company's principal focus is the design, development, testing and evaluation of its blood collection safety needle and accessory products, the design and development of the molds, needle assembly machines and production processes needed for manufacturing the blood collection safety needle, and the design, development and marketing of safety needle products. Since its inception in September 1987 through September 30, 2001, the Company has incurred cumulative losses totaling approximately $87,823,000. For the Company to achieve profitability, further reductions in manufacturing costs and increases in sales are necessary, as well as the addition of new product lines such as the Winged Set product line launched in July 2001. The Company has also focused its efforts on developing royalty producing strategic partnerships with major healthcare companies in order to bring other products to market featuring its patented internal blunting technology.

         The Company believes that similar distribution agreements or royalty producing strategic partnerships may be possible with one or more major healthcare companies for its other products. Such arrangements could assist the Company in raising additional capital and help fund research and development of new products, as well as accelerate the rate of sales growth. However, such arrangements could also decrease the revenue per unit for the Company, as a result of sharing revenue with its distribution or strategic partners. The Company believes the overall benefits and potential for greater market share outweigh the disadvantages that may result from such arrangements.


Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         The Company had product sales of $1,336,000 for the three months ended September 30, 2001 compared to $1,151,000 for the same period in 2000. The increase was primarily attributable to the introduction of the Winged Set product line at the end of the second quarter, producing third quarter sales of $162,000. Costs relating to product sales increased to $864,000 or 65% of product sales for the three months ended September 30, 2001, compared to $578,000 or 50% of product sales for the same period in 2000. Such costs increased due to increased sales volumes and increased manufacturing costs associated with the new Winged Set intravenous product line.

         The Company had revenues from services totaling $61,000 for the three months ended September 30, 2001, compared to $12,000 for the comparable period in the prior year. The increase is attributable to the Fresenius agreement.

         The Company had royalty revenue of $181,000 for the three months ended September 30, 2001, compared to $0 for the comparable period in the prior year. This increase is attributable to the JJM and TFX agreements.

         Research and development expenses were $774,000 for the three months ended September 30, 2001 compared to $523,000 for the same period in 2000. The increase in these costs resulted from an increase in engineering labor and operating expenses in 2001 as compared to 2000 related to the new Winged Set intravenous product line.

         Selling, general and administrative expenses were $887,000 for the three months ended September 30, 2001 compared to $1,868,000 for the same period in 2000. The decrease in these costs resulted from decreases of $240,000 in legal fees in the third quarter of 2001, decreases in selling expenses, primarily salaries, travel, and advertising, in the third quarter of 2001, and a reclassification of certain reorganization costs from SG&A to a separate line (Reorganization costs) in the accompanying condensed statements of operations of approximately $600,000.

         Reorganization costs were $3,362,000 for the three months ended September 30, 2001 and consisted of $2,741,000 representing write-offs of unamortized debt financing costs and unamortized debt discounts. Both of these assets had originally been established with the placement of the Convertible Notes , and because of the conversion of this debt to common stock of, the associated unamortized debt financing and debt discount carrying values were written off. The remaining $621,000 of reorganization costs represents predominantly professional fees.

         Financing (income) expenses were ($599,000) for the three months ended September 30, 2001 compared to $713,000 for the same period in 2000. The decrease in these costs resulted primarily from adjustments related to reversals of accrued interest and the amortization of deferred debt financing.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         The Company had product sales of $3,922,000 for the nine months ended September 30, 2001 compared to $3,335,000 for the same period in 2000. The 18% increase was primarily attributable to sales incentives offered to major customers during the second quarter of 2001 along with the introduction of the new Winged Set product line in the third quarter of 2001. Product costs were $2,772,000 or 71% of product sales for the nine months ended September 30, 2001 compared to $1,668,000 50% of product sales for the same period in 2000. Such costs increased due to increased sales volumes and increased manufacturing costs associated with the new Winged Set intravenous product line.

         The Company had services revenue of $261,000 for the nine months ended September 30, 2001 compared to $146,000 for the same period in 2000. The increase is attributable to the Fresenius agreement.

         The Company had royalty revenue of $302,000 for the nine months ended September 30, 2001, compared to $0 for the comparable period in the prior year. This increase is attributable to the JJM and TFX agreements.

         Research and development expenses were $1,386,000 for the nine months ended September 30, 2001 compared to $1,080,000 for the same period in 2000. The increase in these costs resulted from an increase in engineering labor and operating expenses in 2001 as compared to 2000 due to costs related to the new Winged Set intravenous product line.

         Selling, general and administrative expenses were $5,002,000 for the nine months ended September 30, 2001 compared to $5,458,000 for the same period in 2000. The decrease resulted primarily from reductions in selling expenses, primarily salaries, travel, and advertising expense.

         Reorganization costs were $3,362,000 for the nine months ended September 30, 2001 and consisted of $2,741,000 representing write-offs of unamortized debt financing costs and unamortized debt discounts. Both of these assets had originally been established with the placement of the Convertible Notes, and because of the conversion to common stock of the Company, the associated unamortized debt financing and debt discount carrying values were written off. The remaining $621,000 of reorganization costs represents predominantly professional fees.

         Financing expenses were $805,000 for the nine months ended September 30, 2001 compared to $3,545,000 for the same period in 2000. The $2,740,000 decrease in these costs resulted primarily from reduction of expenses associated with the closing of the Permanent Financing of approximately $1,092,000 in 2000, the capitalization of $336,000 of interest in 2001, and adjustments related to reversals of accrued interest and the amortization of deferred debt financing.


Liquidity and Capital Resources

         The Company's need for additional funds has continued from period to period, as a result of its ongoing losses from operations and its continued efforts to develop new products. To date, the Company has financed its operations primarily through borrowings and the sale of equity securities. Through September 30, 2001, the Company has received net proceeds of approximately $48,756,000 through borrowings and the sale of debt securities and $54,758,000 through the sale of equity securities.

         The Company believes that the net proceeds of the Appaloosa Private Placement, its existing cash, cash generated from operations, and funds available through trade credit financing will be sufficient to satisfy its cash requirements through approximately year-end. The Company is currently searching for additional equity or debt financing to finance its expected cash needs though 2002. Appaloosa has not committed to participate in any such additional financing. There is no assurance that the Company will be successful in raising additional capital, and therefore the Company is also exploring other options. The options being considered include further reductions in personnel and expenses, sales of certain assets of the Company, a sale of the Company, and other alternatives. Therefore, the Company's ability to continue meeting its obligations as they become due beyond year-end will depend on its ability to successfully raise additional capital, to implement its business plans, on general economic and business conditions, and other factors noted in the disclaimer entitled "Forward Looking Statements."

         Cash used in operating activities for the nine months ended September 30, 2001 totaled $5,665,000 and was primarily due to a net loss for the period of $8,993,000, which includes reorganization costs totaling $3,362,000.

         Net cash used in investing activities amounted to $915,000 for the nine month period primarily due to additions to fixed assets totaling $866,000 consisting substantially of capitalized costs associated with the construction of its Winged Set intravenous production line.

         Net cash provided by financing activities amounted to $3,796,000 for the nine months ended September 30, 2001 due to accretion of interest, the sale of common stock.

         The Company's shareholders' equity (deficit) increased from ($2,419,000) at December 31, 2000 to a positive equity balance of $10,953,000 at September 30, 2001. This net increase of $13,372,000 was due to the conversion of the Convertible Notes to equity and the new investment by Appaloosa, (refer to the Conversion of Convertible Notes and the Appaloosa Private Placement notes above) less the year-to-date net loss of $8,993,000.

FINANCING DURING THE CHAPTER 11 CASE

         On May 17, 2001, the Bankruptcy Court entered an order authorizing the Debtor Company to borrow from the Appaloosa Entities term loans in an amount not to exceed the aggregate principal amount of $300,000 pursuant to the terms of a Credit Agreement (the "DIP Credit Agreement") between the Debtor Company and the Appaloosa Entities. The term loans were used for the purposes of funding general working capital needs in the ordinary course of the Debtor Company's business in excess of the net income generated by the Debtor Company's business. As security for the prompt payment of the term loans and performance of any and all obligations, liabilities and indebtedness of the Debtor Company to the Appaloosa Entities under the Credit Agreement or otherwise, the Appaloosa Entities were granted valid and perfected first priority security interests and liens, superior to all other creditors of the estate of the Debtor Company (subject to certain exceptions), in and upon all now existing and hereafter acquired or arising property of the Debtor Company which constitutes collateral under the DIP Credit Agreement, wherever located, of any kind or nature, and the proceeds (including insurance proceeds) and products thereof. The term loans were repaid from the proceeds of the Appaloosa Private Placement described above.

         As more fully described in Note 1 to the financial statements, the Appaloosa Entities invested an additional $3 million in the Company on July 18, 2001(the "Appaloosa Private Placement"). The Company believes that the net proceeds of the Appaloosa Private Placement, its existing cash, cash generated from operations, and funds available through trade credit financing will be sufficient to satisfy its cash requirements through approximately year-end.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On April 4, 2001 (the "Petition Date") the Company filed a voluntary petition for relief under chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). As of the Petition Date, the Company commenced operating its business and manages its properties as a debtor-in-possession. On April 4, 2001, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. The Disclosure Statement set forth certain information regarding, among other things, significant events that had occurred during the Company's chapter 11 case and the anticipated organization, operation and financing of reorganized Bio-Plexus ("Reorganized Company"). The Disclosure Statement also described the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distributions would be made to the Company's creditors under the Plan of Reorganization for all amounts that were owed to such parties on the Petition Date. In addition, the Disclosure Statement discussed the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization divided the Company's creditors into eight classes: Allowed Secured Claim of Victor and Margaret DeMattia (Class 1); Allowed Secured Claim of Spafford Leasing (Class 2); Allowed Priority Claims under Bankruptcy Code section 507(a)(3) (Class 3); Allowed Priority Claims under Bankruptcy Code section 507(a)(4) (Class 4);

Allowed Secured Claim of the Appaloosa Entities (Class 5); Allowed Unsecured Claims (Class 6); Allowed Interests of Holders of Old Common Stock (Class 7); Allowed Interests of Holders of Other Interests (Class 8). In general, the Plan of Reorganization provided that holders of Administrative Claims, Allowed Tax Claims, Allowed Priority Claims and Allowed Unsecured Claims would be paid in full, and would be otherwise rendered unimpaired. Allowed Secured Claims other than the Allowed Secured Claim of Appaloosa Management and certain of its affiliates (the "Appaloosa Entities") would be reinstated and paid in accordance with their terms. In exchange for their Allowed Secured Claim, the Appaloosa Entities (the Company's largest secured creditor) would receive common stock of the Reorganized Company, which would constitute 85% of outstanding common stock of the Reorganized Company. Holders of common stock issued prior to the confirmation of the Plan of Reorganization would receive, in exchange for their existing shares, new shares of common stock of the Reorganized Company, which will constitute 15% of Reorganized Company outstanding common stock. The Plan of Reorganization also set forth certain information, means for implementation of the Plan of Reorganization, the effect of rejection of the Plan of Reorganization by one or more classes of claims or interests, provisions for how distributions would be made to the Company's creditors, the treatment of executory contracts and leases and conditions precedent to confirmation of the Plan of Reorganization and the occurrence of the Effective Date of the Plan of Reorganization. The Company filed with the United States Bankruptcy Court the First Amended Plan of Reorganization on April 19, 2001 and the Modified First Amended Plan of Reorganization on June 12, 2001 to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization. On April 19, 2001 an order was entered by the Bankruptcy Court (i) approving the Disclosure Statement (ii) establishing solicitation, voting, and tabulation procedures and deadlines, and
(iii) scheduling a hearing to consider confirmation of the Plan of Reorganization, and establishing deadlines and procedures for filing objections to confirmation of the Plan of Reorganization. On June 12, 2001 a confirmation order was entered by the Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129. Conditions precedent to the Effective Date of the Plan of Reorganization included, among other things, reincorporation of Reorganized Company in the State of Delaware, the commercial launch of the Company's Winged Set product, and the Appaloosa private placement described above. On July 18, 2001, the Company completed its reincorporation in the State of Delaware, it consummated the Appaloosa Private Placement and the Plan of Reorganization become effective.


ITEM 2. CHANGES IN SECURITIES

         On March 13, 2001, the Company issued to Fresenius Medical Holdings Inc. 10,174 restricted common stock as part of a licensing and development agreement in reliance on the provisions provided under Section 4(2) of the Securities Act of 1933.

         Effective July 18, 2001, the Reorganized Company reincorporated in the State of Delaware as the Company. The reincorporation was effected pursuant to a merger agreement entered into pursuant to the Plan of Reorganization (the "Merger Agreement"). Immediately prior to the reincorporation, the Reorganized Company effected a reverse stock split pursuant to the Plan of Reorganization. As a result of the reverse stock split, each ten shares of the Reorganized Company's common stock was converted into one share of Reorganized Company common stock. Thereafter, the reincorporation was effected in accordance with the Merger Agreement by merging the Reorganized Company with and into the Company. As a result of that merger, the separate corporate existence of the Reorganized Company ceased, the certificate of incorporation and bylaws of the Company became and continue in effect as the registrant's certificate of incorporation and bylaws, and each share of common stock of the Reorganized Company was immediately converted into one share of Common Stock of the Company. A copy of the certificate of incorporation and by-laws of the Company as currently in effect are filed as Exhibits 3.1 and 3.2 hereto and are incorporated herein by reference.

         Effective July 18, 2001, upon confirmation and effectiveness of the Company's Plan of Reorganization, Appaloosa Management and certain of its affiliates received shares of common stock of the Reorganized Company representing 85% of the Reorganized Company's outstanding common stock, and holders of common stock issued prior to the confirmation of the Plan of Reorganization (other than Appaloosa Management and such affiliates) received, in exchange for their existing shares, new shares of common stock of the Reorganized Company, which constituted 15% of Reorganized Company outstanding common. The Company relied on the provisions of Section 1145 of the United States Bankruptcy Code and Section 3(a)(10) of the Securities Act in connection with these issuances.

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

         As a result of the foregoing transactions Appaloosa Management and David A. Tepper, the sole stockholder and President of Appaloosa Partners, Inc., the general partner of Appaloosa Management now beneficially own shares of the Company's common stock constituting approximately 85% of its outstanding common stock. As a result, they will be able to control the outcome of stockholder votes. Examples of stockholder votes include the election of directors, changes in the Company's certificate of incorporation and bylaws and approval of certain mergers or other similar transactions, such as a sale of all or substantially all of the Company's assets. Moreover, under Delaware law, these actions can be taken by written consent without an actual meeting of the Company's stockholders.

         The Company's board of directors now consists of four directors, three of which have been designated by Appaloosa Management and certain of its affiliates: James Bolin who is the non-executive Chairman of the Company's Board of Directors; Scott M. Tepper, the Vice Chairman of the Company's Board of Directors and the brother of David A. Tepper; and Kenneth Maiman. The fourth director is John S. Metz, who is the president and chief executive officer of the Company


ITEM 3. DEFAULT UPON SENIOR SECURITIES

         The convertible notes payable issued on April 28, 2000 to the Appaloosa Entities (see Note 1 to the financial statements) contain certain restrictive covenants, including but not limited to, minimum (maximum) operating profit
(loss), minimum product sales revenue and maximum permitted capital expenditures. At June 30, 2001, the Company was in violation of the operating profit (loss) and the minimum product sales revenues covenants. Under the terms of the agreement, the Appaloosa Entities were entitled to call the Convertible Notes as a result of this violation. The covenant violations were not waived by the Appaloosa Entities; however, such notes were converted to common stock upon the effectiveness of the Plan of Reorganization.

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

    3.2         By-Laws of the Reorganized Delaware Bio-Plexus         Incorporated by reference to Exhibit 3.1 of the Company's
                                                                       Form 8-K filed July 31, 2001

   10.18        Supply Agreement dated January 28, 1997 by and         Incorporated by reference to 10.18 to the Company's
                between the Company and Johnson & Johnson              Quarterly Report on Form 10-Q for the quarter ended on
                Medical, Inc.                                          September 30, 1998 (File No. 0-24128).

   10.51        Development and Manufacturing and Distribution         Incorporated by reference to Exhibit 10.51 of the Company's
                Agreement dated December 19, 2000 between the          Form 10-K filed July 17, 2001
                Company and Fresenius Medical Care Holdings,
                Inc. (d/b/a Fresenius Medical Care North
                America)

   10.53        Debtor's Modified First Amended Plan of                Incorporated by reference to Exhibit 10.53 of the Company's
                Reorganization dated June 12, 2001                     Form 10-K filed July 17, 2001

   10.54        Stock Purchase Agreement,  dated as of July 18,        Incorporated by reference to Exhibit 3.1 of the Company's
                2001,  by and among  Bio-Plexus,  Inc. and each        Form 8-K filed July 31, 2001
                of the purchasers listed on Exhibit A thereto


   10.55        Warrant,  dated  July 18,  2001,  by and  among        Incorporated by reference to Exhibit 3.1 of the Company's
                Bio-Plexus,   Inc.  and  each  of  the  holders        Form 8-K filed July 31, 2001
                listed on Exhibit A thereto


   10.56        Registration  Rights  Agreement,  dated  as  of        Incorporated by reference to Exhibit 3.1 of the Company's
                July 18, 2001,  by and among  Bio-Plexus,  Inc.        Form 8-K filed July 31, 2001
                and each of the stockholders  listed on Exhibit
                A thereto




(b) Reports on Form 8-K

A report on Form 8-K was filed on April 4, 2001 announcing the Company's release of its financial results for the year ended December 31, 2000.

         A report on Form 8-K was filed on April 5, 2001 reporting that on April 4, 2001, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut in Hartford, Connecticut.

         A report on Form 8-K was filed on June 5, 2001 announcing that quotes for the Company's common stock could be obtained via the Pink Sheets.

         A report on Form 8-K was filed on July 31, 2001 announcing the confirmation of the Company's Plan of Reorganization, the Company's reincorporation in the State of Delaware, a reverse split with respect to the Company's common stock, the consummation of the Appaloosa Private Placement of stock and a change in control of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Bio-Plexus, Inc. (Registrant)

    November 14, 2001                    /s/ John S. Metz
    -----------------                    --------------------------------------
       (Date)                            John S. Metz
                                         President and Chief Executive Officer