Form 10-K
period 2001-12-31
BIO PLEXUS INC
filed 2002-03-15
CIK 865532

BIO-PLEXUS, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED DECEMBER 31, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-24128

BIO-PLEXUS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	06-1211921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 Reservoir Road, Vernon, Connecticut 06066

(Address of principal executive offices, including zip code)

(860) 870-6112

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(B) of the Act: None

Securities Registered Pursuant to Section 12(G) of the Act:

Title of class:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of voting stock held by non-affiliates of the Registrant (computed by reference to the last reported sale price of such stock on March 12, 2002) was $633,300.

      On March 12, 2002, there were 11,569,191 outstanding shares of the Registrant’s common stock.

FORWARD LOOKING STATEMENTS

      The discussions set forth below and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of such terminology as “believes,” “expects,” “may,” “should,” “anticipates,” “plans,” “estimates,” and “intends,” or derivations or negatives thereof or comparable terminology. Accordingly, such statements involve risks (known and unknown) and uncertainties. These risks and uncertainties include the ability of Bio-Plexus (the “Company”) to obtain the additional financing it needs to fund its operations commencing in the latter part of 2002; the effect on suppliers, customers, employees, and others because of the Company’s receipt of a going concern opinion from its auditors; the extent of acceptance of the Company’s products by healthcare professionals; the Company’s ability to protect its proprietary technology; availability of qualified personnel; changes in, or failure to comply with government regulations; general economic and business conditions; reliance on certain critical suppliers; and certain other risks detailed in the Risk Factors in this report, described from time to time in the Company’s other Securities and Exchange Commission filings, or discussed in the Company’s press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

PART I

Item 1.	Business

General

      The Company is a designer, developer, manufacturer, seller and licensor of medical products designed to prevent the infection of healthcare workers through accidental needlesticks. The Company’s products, unique among its competition, are based on a patented technology that internally blunts a needle prior to its removal from a patient, a major competitive advantage in management’s view. These products are the only safety products on the market that render the needle safe prior to removal from the patient. The Company has developed and sells its own lines of safety products, and also licenses its technology to other companies in specific market niches that do not compete with the Company’s own branded products.

      The Company currently utilizes its technology to make blood collection needles (primarily for use by phlebotomists in the lab) and Winged Sets (used by phlebotomists and other medical personnel in hospitals and doctors’ offices). In addition to product sales, the Company licenses its technology to Johnson & Johnson Medical (“JJM”) and to TFX Medical (“TFX”), a division of Teleflex Incorporated, to apply the patented technology to various types of catheters. TFX manufactures the product under an exclusive sublicense to CR Bard. The Company is also developing a fistula needle for Fresenius Medical Care Holdings (“Fresenius”), under an exclusive licensing agreement. The Company, in support of its product manufacturing, also develops and builds sophisticated, proprietary, production equipment to assemble its products. The Company holds patents on elements of these production processes.

      The Company is a reorganized debtor company as a result of filing a voluntary petition for relief under Chapter 11 of the United States Code with the United States Bankruptcy Court for the District of Connecticut (the “Bankruptcy Court”) on April 4, 2001. On June 12, 2001, a confirmation order was entered by the Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129, and the Company emerged from its debtor-in-possession status. The conditions precedent to the effectiveness of the Plan of Reorganization were met on July 18, 2001 with the reincorporation of the Company in the State of Delaware, payment in full of all trade vendors, the conversion of the Appaloosa Entities’ debt into Company common stock and the consummation of the Appaloosa Private Placement. See “Company Financing and Reorganization” below for a more detailed description. Other than in that section, all references to the Company before, during, and after the reorganization, and after the reincorporation in Delaware, will be as the “Company”. In addition, all numbers or quantities in this report, except for stock price, EPS, and share information, are rounded to the nearest thousand.

The Needlestick Problem

      As long as healthcare workers have used needles, accidental “needlesticks” have been a common occurrence. According to a report by the National Institute for Occupational Safety and Health (NIOSH), there are an estimated 600 to 800 thousand needlestick and other percutaneous injuries annually among healthcare workers [NIOSH Alert; November 1999]. This report states that about half these injuries go unreported. Furthermore, the report states that data from the EPINet system (a University of Virginia based surveillance system that tracks needlestick injuries in a sample group of U.S. hospitals) suggest that at an average hospital, workers incur approximately 30 needlestick injuries per 100 beds per year. Some of these injuries, especially those resulting from an accidental needlestick with a blood filled hollow bore needle, expose the healthcare worker to deadly blood borne pathogens that can cause infection. Of particular concern are exposure to hepatitis B, hepatitis C and HIV. Infections with each of these pathogens are potentially life threatening and, according to NIOSH, preventable.

      According to the above NIOSH report, the emotional impact of a needle stick injury can be severe and long lasting even when a serious infection is not transmitted. This impact is particularly severe when the injury involves exposure to HIV. These risks to workers expose hospitals and other healthcare organizations and groups to extensive cost in testing, counseling of exposed workers, treatment costs, time off from work and even litigation.

      Hollow-bore needles, therefore, are becoming the focus of safety-feature development efforts by a large number of companies. There are essentially three safety technology platforms for use with hollow-bore needles. One is the older “outer sheath” technology, with several variations. The newer technologies are the “retractable” needle and the internal needle blunting. Whereas the “retractable” technology is used by a number of companies, the internal needle blunting technology is offered only by Bio-Plexus.

      Outer sheath technology uses a plastic chamber or sheath that is added to a needle. This method uses an outer sheath that is stored behind the needle during use and is advanced over the needle after use. The retractable approach uses a chamber behind the needle and a spring that “retracts” the needle into the chamber after use. The Company believes that research and market experience point to fundamental problems with both these technologies in that the needle must be withdrawn from the patient prior to the activation of the safety feature or the needle is withdrawn concomitant with the activation. This means that the healthcare worker is exposed potentially to a sharp, contaminated needle during the procedure and/or following removal of the needle from the patient.

      A collaborative study during 1993-1995 by the CDC (Centers for Disease Control and Prevention) and six hospitals showed that 61% of accidental needlesticks among the three safety needles tested involved an injury before activation of the safety feature was appropriate or possible (i.e., within seconds after the device was removed from the vein) [CDC Morbidity and Mortality Weekly Report; January 17, 1997]. In the case of outer sheathing technology, the safety device cannot be activated until removal. With regard to retractable technology, the safety feature is activated upon completion of the procedure. However, just as in the case of the outer sheathing technology, the healthcare worker is potentially at risk of an accidental stick with a contaminated needle, if the needle becomes accidentally dislodged from the patient during the procedure. The Company believes that this risk can be significantly reduced or eliminated if the worker could activate the safety feature during the sample blood collection from the patient’s vein.

      The Company believes its internal needle blunting technology — which is patented by and proprietary to Bio-Plexus — addresses these problems in a unique way. The Company’s basic invention is a blunt hollow bore needle positioned within a conventional sharp needle. The user is able to manually activate the safety device which causes the internal, blunt needle to advance just beyond the sharp tip of the outer needle, thus significantly reducing the possibility of an accidental needle stick. The safety feature can be activated in the patient’s vein immediately upon achieving clear access, either at the beginning of the procedure or at the end immediately prior to withdrawing the needle from the patient’s arm or other access site. Efficacy of the technology has been clearly demonstrated in the CDC study (the Company’s safety Punctur-Guard® needle resulted in the greatest needlestick reductions), independent study and laboratory testing by ECRI (formerly known as Emergency Care Research Institute — a nonprofit health services research agency established in 1955) and from testimonials and studies conducted by the Company’s customers.

      The Company believes that the branded products it manufactures and distributes as well as the products marketed by its licensees, which incorporate its safety technology, are superior or competitive in design, efficacy, quality and convenience to all other safety needle devices on the market today.

      Growth in the blood collection needle market is being driven by state and federal OSHA (Occupational and Safety Health Administration) regulations and legislation. In 1999, California, which accounts for an estimated 11% of the blood collection market, was the first state to pass legislation mandating the use of safety needles. By the end of 2001, 21 states had passed needle safety legislation. In November 2000, Congress passed and the President signed, the Needlestick Safety and Prevention Act of 2000, which requires OSHA to implement new standards for needlestick prevention. These new regulations are increasingly resulting in requirements for the use of proven needle safety technologies.

The Company’s Technology

      The blood collection safety needle assembly consists of a mechanically activated, hollow, internal cannula with a blunt end, called a blunting member, placed within a blood collection needle. The blunting member advances through the needle by applied mechanical pressure. When the needle is inserted into the patient, the blunting member is in its retracted position. Prior to removing the needle from the patient (or during the procedure), the healthcare worker activates the safety feature, allowing the blunting member to advance forward and lock into place beyond the needle’s tip, ensuring a blunt end upon removal. The blunting member does not cause any additional patient discomfort, and because it is hollow, fluids flow through the needle in the same manner as through standard blood collection needles. This basic process is patented worldwide, and can be used in a host of existing industry applications where needle safety is required.

The Company’s Branded Products

      The Company designs, develops, manufactures and sells its own line of safety medical products and accessories marketed under the Punctur-Guard® and Drop-It® brand names. The Company’s Punctur-Guard® safety blood collection needle (“BCN”) and Punctur-Guard® Winged Set product line (“Winged Set”) are patented safety needles, which reduce the risk of accidental needle sticks through a self-blunting mechanism. The Punctur-Guard® product lines are the only safety needles on the market that are activated prior to their removal from the patient, eliminating exposure to a contaminated sharp needle.

BCN

      The Company’s first Punctur-Guard® product was a safety blood collection needle used by phlebotomists to draw blood. The Company manufactures and sells three varieties of these safety BCNs, three types of needle holders and a needle disposal container. The BCN is similar in appearance, size, performance and general operation to standard blood collection needles. This is important for the marketing of and training for the use of the Company’s products, which have a familiar look and usage to the products healthcare workers currently use. Hospitals, doctors and other healthcare professionals use blood collection needles to obtain blood samples for a variety of diagnostic procedures.

     Winged Set

      The Company’s second Punctur-Guard® product line, introduced in July 2001, is a safety Winged Set blood collection needle. A Winged Set is a small needle with a pair of plastic wings that give the healthcare worker the ability to control the needle for precise insertion into the patient’s vein. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. The Company’s product offers a unique third wing for easy insertion and safety blunting activation. It also features a conventional design and appearance for easy handling, storage and disposal. The blunting member is activated with movement of the third wing to the right, rendering the needle safe prior to removal from the patient. The Company currently manufactures and sells two sizes of these needles. The Winged Set needle is similar in appearance, size, performance and general operation to standard blood collection needles. The Company filed patent applications and received its 510(k) approval with the Food and Drug Administration in January 2001. The patent applications for this product are in addition to the basic patent. The Company began shipping Winged Sets in the third quarter of 2001.

     Accessory Products

      In addition to its blood collection needles, the Company manufactures needle holders and needle disposal containers. The Drop-It® product line consists of the Drop-It® Quick Release Needle Holder and Drop-It® Needle Disposal Container. These products are designed to work in conjunction with the BCN and Winged Set safety needles to increase the ease-of-use and overall safety for the healthcare professional. The needle holder features simple, one-handed disposal of a needle, with a push button for quick release. The needle can also be automatically released when used with the Drop-It® Needle Disposal Container. In addition, the Company developed a needle holder, the Punctur-Guard Revolution™ Quick Release Holder, which allows for greater ease-of-use with its safety blood collection needle devices with a simple quarter turn of the holder for activation of the internal blunting member.

      The Drop-It® Needle Disposal Container is a one-quart, tray-mountable container. The container offers fast, one handed needle disposal with push button or automatic release when used with a Drop-It® Quick Release Needle Holder or Punctur-Guard Revolution™ Needle Holder. It offers temporary and permanent-

locking tabs, is injection molded for uniform thickness, and meets OSHA Standards for needle disposal containers.

      The Company also manufactures a standard needle holder, which can be used with both Punctur-Guard® BCN and Winged Set safety needles.

     Licenses

      The Company also licenses its technology, which has become an increasing component of revenue. The Company currently has licenses, and receives royalties, from JJM and TFX (TFX sublicensed the product to CR Bard). The licensing agreements with JJM and TFX grant them the exclusive worldwide rights to manufacture and sell specific applications of the Company’s patents in the Intravenous Catheter and Peripherally Inserted Central Catheter (“PICC”) introducer markets, respectively. In addition to up front cash payments, these license agreements provide for continuing royalty payments based upon the net sales of the licensed products. The Company also has received a temporary paid up license fee from Fresenius, for which the Company is currently developing a product in the dialysis market.

      The Company continues to seek the licensing of its technology to other large medical companies for which the blunting technology would be complementary to their existing product lines.

     The Company’s Proprietary Manufacturing Processes

      The Company assembles the proprietary components of its Punctur-Guard® blood collection needles on automated assembly machines. In 1996, the Company purchased additional assembly and packaging equipment, allowing for increased capacity and efficiencies in its manufacturing processes. During 1999-2001, the Company purchased additional assembly and packaging equipment for its new Winged Set product line, which became operational in July 2001. The Company was granted a process patent for its manufacturing methods in 2000.

      The Company owns a 37,500 square foot manufacturing, R&D, and headquarters facility, located in Vernon, Connecticut. The facility houses two clean rooms, one for the BCN product line, the other for the Winged Set product line, along with sophisticated fully automated production equipment. The facility also has a research and development laboratory, equipped with test and assembly equipment for product development purposes.

     Sales and Marketing

      The Company’s primary customers for its branded products are hospitals, laboratories and other organizations that collect blood samples for testing. The Company’s value proposition to its customers is in providing the safest technology for attaining zero accidental needle sticks in all procedures using hollow bore needles.

      The Company’s sales representatives and the sales representatives of the Company’s specialty dealer network directly present the Company’s products to healthcare professionals, purchasing professionals and administrators in these healthcare organizations. The Company’s independent, medical-surgical distributor network stocks and resells the Company’s products to these customers once a decision is made to use the products.

      The Company relies on traditional print advertising, product sampling, representation at medical trade shows and other print and electronic communication to influence potential customers and help retain existing customers.

      The Company also maintains a sales and marketing focus in obtaining group purchasing agreements. These are product supply agreements with specific, negotiated pricing for healthcare organizations that belong to a particular Group Purchasing Organization (“GPO”). Hospitals and other healthcare organizations often belong to one or more GPOs, which negotiate product supply agreements on behalf of members in order to obtain lower prices.

      The Company has been successful in negotiating a number of GPO supply agreements that represent the majority of hospitals in the U.S. Having these agreements in place is an added incentive for a member healthcare organization to purchase the Company’s products. In 2001 the Company entered into multiple year agreements with three of the leading GPOs — Amerinet, Broadlane and Consorta — and the Department of Veteran Affairs for supplying the Company’s products to V.A. hospitals. The Company also has an evaluation agreement with Premier, which is one of the largest GPOs in the country. This agreement, entered into in the fourth quarter of 2000, is for 18 months. The Company is currently in the process of negotiating a new multi-year agreement, which it expects to successfully conclude in 2002.

     Independent Domestic Distributors & Specialty Dealers

      The Company distributes its products in the United States through 10 general line distributors and 13 specialty dealers. Distributors purchase and stock the Company’s products for resale to healthcare providers nationwide. The independent distributors accounted for 85% of the Company’s 2001 product revenue and 74% of the Company’s 2001 total revenue. The largest distributors of the Company’s products are Allegiance Healthcare, Fisher Scientific, Owens and Minor, and McKessonHBOC.

      Specialty dealers do not stock the Company’s products, but instead act as independent sales representatives. During 2001, the Company shifted its sales strategy from a direct sales model to a specialty dealer sales representative strategy and signed contracts with 13 specialty dealers around the country. These specialty dealers have approximately 70 independent representatives who are currently selling the Company’s products. The largest of these regional specialty dealers are Medical Marketing in Maryland, Westcon in California, New England Medical in Connecticut, Infection Control Products in Missouri, and Capitol Medical in Pennsylvania. As part of the new strategy, the Company reduced its direct sales force by ten people on September 30, 2001. At the same time, the remaining five direct salespeople became regional area managers, with the responsibility of supporting the nationwide specialty dealer network.

     General Development of Business

          Background

      The Company was incorporated under the laws of the State of Connecticut in September 1987 and subsequently re-incorporated as a Delaware company on July 18, 2001 (pursuant to a merger agreement entered into pursuant to the Plan of Reorganization, described below). Its executive offices and manufacturing facility are located at 129 Reservoir Road, Vernon, Connecticut 06066, and its telephone number is (860) 870-6112.

      The Company is engaged principally in the design, development, manufacture, sale and license of safety medical products used by healthcare professionals. The Company’s initial products have been safety blood collection needles and related accessory products that are marketed under the Punctur-Guard® and Drop-It® trade names. The safety blood collection needles utilize a patented technology that greatly reduces the risk of accidental needlesticks by internally blunting the needle prior to removal from the patient. The Company has also focused its efforts on developing strategic partnerships with larger healthcare organizations in order to cost effectively bring new products to market featuring its patented internal blunting technology.

      In June 1993, the Company completed its clinical tests of the Punctur-Guard® blood collection needle (BCN) and began selling the BCN product line to hospitals, medical centers and other large volume users on a limited basis. In June 1994, the Company completed an initial public offering of 163,875 shares of common stock at $100 per share. Net proceeds to the Company were $14,191,000. From June 1994 through December 1996, the Company concentrated on improving and expanding its overall manufacturing, sales and marketing operations. This included the acquisition of a production facility, improvements to and the expansion of its production tooling, and the installation of a new needle assembly and packaging system.

      On March 16, 1995, the Company entered into a domestic distribution and marketing agreement with Allegiance Healthcare Corporation (“Allegiance”, formerly Baxter Healthcare Corporation), a worldwide leader in sales, distribution and manufacturing of medical products. Pursuant to the agreement, the Company retains primary responsibility for marketing its products. Allegiance supports the Company’s marketing efforts with marketing promotions for the Company’s products and stocks the Company’s products in Allegiance warehouse locations throughout the United States. Allegiance is compensated based on a percentage of sales.

      In September 1995, the Company completed a secondary public offering of securities involving the sale of 172,500 shares of common stock at $112.50 per share. The net proceeds totaled $17,575,000, of which the Company utilized $4,000,000 to repay outstanding debt obligations. The balance was used for working capital to sustain ongoing operations, to purchase additional machinery and equipment, and to continue to improve and expand its manufacturing and marketing operations, as well as to support research and development.

      From the latter part of 1996 through 1998, the Company focused its efforts on establishing joint venture agreements on one or more of its major product lines, and on January 28, 1997, the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical (“JJM”) of Arlington, Texas. Under the terms of the original agreements, the Company would develop and manufacture safety needle assemblies for JJM utilizing its self-blunting technology, which would be used by JJM under an exclusive worldwide license granted by the Company to manufacture and sell a new safety intravenous catheter (“I.V. catheter”). The Company received licensing fees and funding to complete the development of the safety needle assemblies and for the development of manufacturing equipment and tooling. JJM agreed to acquire initial production equipment, purchase certain minimum quantities of safety needle assemblies annually, and to pay certain minimum annual royalties.

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

      In December of 1998, the Company completed the construction of an automated assembly machine for JJM under the terms of the amended agreement, and the equipment was transferred to JJM’s facility. During the first quarter of 1999, the Company continued to perform services for JJM under the terms of the agreement. By the end of the first quarter of 1999, the Company had met substantially all of the contractual obligations, but during the remainder of 1999, the Company continued to provide consulting and engineering work for JJM for the I.V. catheter project; however, revenue recorded was outside of the original agreements with JJM.

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

      On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter (“PICC”) introducer with TFX Medical (“TFX”), a division of Teleflex Incorporated, the industry’s dominant supplier of PICC introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring Punctur-Guard® technology. Under the Design, Development and Asset Transfer Agreement, the Company would design and develop safety needle assemblies to be used with the TFX catheter, and would modify existing manufacturing equipment to be transferred to TFX pursuant to the terms and conditions of the agreement. On July 26, 1999, an agreement was entered into with TFX to modify the License Agreement dated October 23, 1998. The amended agreement included additional licensing fees and changes in royalty revenue in exchange for TFX’s right to exclusively market to one of its customers. In the first quarter of 2000, the Company completed its obligations under the Design, Development and Asset Transfer Agreement.

      In June of 1998, the Company received ISO 9002 and EN 46002 certifications from the National Standards Authority of Ireland (“NSAI”). ISO 9002 is a general international standard for quality assurance in production, installation and servicing. EN 46002 provides particular quality system requirements for suppliers of medical devices that are more specific than the general requirements specified in ISO 9002. The Company also began labeling its products with the CE Mark during 1998, which indicates that the Company is following Medical Device Directives in Europe that include the standards set forth under ISO 9002 and EN 46002. In February of 2000, the Company received ISO 9001 and EN 46001 registrations from the NSAI. This certification is an upgrade from the previous ISO 9002 and EN 46002 status. The change indicates that the Company’s product design process also meets the international quality system standards. The Company will continue to label product with the CE Marking, which indicates that the Company is following the European Community Medical Device Directives. The Company believes that these registrations will better enable the Company to sell its products internationally if and when the Company decides to actively pursue the international market.

      In January 2000, the Company entered into a distribution agreement with Owens & Minor, a major distributor of medical products to hospitals throughout the United States. Owens & Minor, a Fortune 500 company headquartered in Richmond, Virginia, is one of the nation’s largest distributors of national brand medical and surgical supplies. Their distribution centers serve hospitals, integrated healthcare systems and group purchasing organizations nationwide. The distribution agreement allows Owens & Minor to purchase and distribute all of the Bio-Plexus blood collection products.

      On February 21, 2000, the Company entered into a distribution agreement with McKessonHBOC Medical Group of Richmond, Virginia. McKessonHBOC’s Supply Management Business is a leading distributor of medical-surgical supplies to more than 5,000 hospitals nationwide. The agreement allows McKessonHBOC to purchase and distribute the Company’s products on a non-exclusive basis without territorial limitations or restrictions. The agreement is in effect for a period of five years and shall continue automatically in effect for successive terms of five years each until terminated by either party.

      On December 19, 2000, the Company entered into a Development and Manufacturing and Distribution Agreement with Fresenius. Pursuant to this agreement, during the first phase, the Company and Fresenius will develop Extracorporeal Therapy Needles, and the Company will deliver 5,000 finished needle assemblies for evaluation by Fresenius. The Company anticipates that it will complete these obligations under the contract in the second quarter of 2002. Fresenius then has a four-month option period to decide whether or not to proceed with the second phase. If it elects to exercise the option for phase two, Fresenius will manufacture, market, and distribute the needles. In connection with this agreement, the Company also granted to Fresenius, contingent on its exercise of the phase two option, an exclusive worldwide license to manufacture, have manufactured, use, sell, have sold or offer for sale such needles utilized in dialysis applications covered by the Punctur-Guard® technology. The Fresenius agreement provides for the payment of royalties to the Company within twelve months after the election by Fresenius to proceed with phase two.

      In May 2001, the Company began clinical-use evaluations of its Punctur-Guard® Winged Set blood collection product line in key hospitals and laboratories in anticipation of full commercial launch. As noted above, the Winged Set product line was commercially launched in the third quarter of 2001.

      The Company anticipates that it will experience continuing product sales growth in 2002 due, in part, to federal and state legislation directing the use of safety products such as the Company sells.

Company Financing and Reorganization

      The following section details the Company’s financing and reorganization activities covering the period from 1999 to the effective reorganization date of July 18, 2001. During this timeframe, the Company completed a series of financings with the Appaloosa Entities. In accordance with the Company reorganization on July 18, 2001, all Appaloosa Entities’ debt was subsequently converted to Company common stock and Appaloosa Entities’ common stock warrants and stock options were canceled and deemed extinguished as part of the Plan of Reorganization.

      When used in this section, the registrant prior to its reorganization on April 4, 2001 (the Petition Date) is referred to as the “pre-petition Company”; the registrant prior to its approved reorganization pursuant to the Plan of Reorganization is referred to as the “Debtor Company”; the registrant after its reorganization under the Plan of Reorganization is referred to as the “Reorganized Company”; and the registrant after its reincorporation in the State of Delaware is referred to as the “Company”.

     Convertible Note Financing

      On September 21, 1999, the pre-petition Company received a commitment from Appaloosa Management L.P. for a total financing package of $17.5 million, comprised of (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the “Convertible Notes”), (ii) 25,000 shares of common stock issued at a purchase price of $30 per share (the “Permanent Financing Shares”) and (iii) nine-year warrants to purchase 150,000 shares of common stock at an initial exercise price of $70 per share (the “$70 Warrants”, and collectively with the Convertible Notes and the Permanent Financing Shares, the “Permanent Financing”). The Permanent Financing was consummated on April 28, 2000 after receipt of stockholder approval of the terms of the Permanent Financing and certain related matters. All Convertible Notes were converted into Company common stock on July 18, 2001 as part of the consummation of the Plan of Reorganization explained below.

     Bridge Transactions

      Pending consummation of the Permanent Financing, on October 21, 1999, the pre-petition Company issued to certain funds for which Appaloosa Management L.P. acts as investment adviser (collectively, the “Appaloosa Entities”) a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the “First Bridge Note”). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note, the pre-petition Company also issued to the Appaloosa Entities (i) a five-year warrant to purchase up to 100,000 shares of common stock, at an initial exercise price of $30 per share (the “$30 Warrants”) and (ii) a nine-year warrant to purchase up to 150,000 shares of common stock at an initial exercise price of $50 per share (the “$50 Warrants”) (the $30 Warrants and $50 Warrants are collectively referred to herein as the “First Bridge Warrants”). At the election of the Appaloosa Entities and upon the closing of the Permanent Financing, the exercise price of the $30 Warrants increased to $40 per share of common stock. The exercise price of the $50 Warrants increased to $70 per share of common stock upon the closing of the Permanent Financing. The $50 Warrants contained a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt and was amortized over the term of the First Bridge Note.

      On January 5, 2000, the pre-petition Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $1.65 million (the “Second Bridge Note”). In connection with the issuance of the Second Bridge Note the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 20,000 shares of common stock at an initial exercise price of $30 per share (the “Second Bridge Warrants”). The Second Bridge Warrants contained a net-exercise provision.

      On April 3, 2000, the pre-petition Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $2.2 million (the “Third Bridge Note”). No warrants or convertible securities were issued in connection with the Third Bridge Note. The First Bridge Note, the Second Bridge Note and the Third Bridge Note are collectively referred to as the “Bridge Notes”. The Bridge Notes were not convertible into shares of common stock and were paid-in-full at the closing of the Permanent Financing on April 28, 2000.

     Permanent Financing

      In order to consummate the Permanent Financing, the pre-petition Company was required by the rules of the NASDAQ Stock Market to obtain the approval of a majority of the pre-petition Company’s stockholders of the terms and conditions of the Permanent Financing. In addition, the Connecticut Business Corporation

Act required that the pre-petition Company obtain stockholder approval of (i) an amendment to the pre-petition Company’s certificate of incorporation (the “Charter Amendment”) and (ii) an amendment to the pre-petition Company’s 1991 Long-Term Incentive Plan (the “Incentive Plan Amendment”). The Charter Amendment and the Incentive Plan Amendment were required by the terms of the Permanent Financing. The approval of the pre-petition Company’s stockholders of the terms of the Permanent Financing, the Charter Amendment and the Incentive Plan Amendment is collectively referred to as “Stockholder Approval”. Coinciding with Stockholder Approval obtained on April 28, 2000, the pre-petition Company issued to the Appaloosa Entities the Convertible Notes, the Permanent Financing Shares and the $70 Warrants. The Convertible Notes were convertible into shares of common stock at an initial conversion price of $30. The $70 Warrants contained a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt, which was to be amortized over the term of the debt.

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

      The Convertible Notes contained certain restrictive covenants including but not limited to, minimum (maximum) operating profit (loss), minimum product sales revenues, and maximum permitted capital expenditures, all as defined. Prior to the effectiveness of the Plan of Reorganization, the Company was in violation of the operating profit (loss) and minimum product sales revenues covenants. Under the terms of the agreement, the Appaloosa Entities were entitled to call the Convertible Notes if the pre-petition Company was in violation of any restrictive covenant. The covenant violations were not waived by the Appaloosa Entities; however, such notes were converted under the provisions of the Plan of Reorganization (see below). Accordingly, the full amount of the convertible debt was classified as a current liability as of March 31, 2001 and up until July 18, 2001, when the debt was converted to equity.

      All Convertible Notes were converted into Company common stock on July 18, 2001, as part of the consummation of the Plan of Reorganization explained below.

     Convertible Debentures

      On April 27, 1999, the pre-petition Company sold an aggregate principal amount of $2,500,000 of its 6% Convertible Debentures due June 30, 2004 (the “6% Debentures”) to several purchasers (the “Debenture Holders”) (the “Convertible Debenture Financing”). The 6% Debentures were convertible at any time at the option of the Debenture Holders into shares of the pre-petition Company’s common stock at the lesser of a fixed conversion price of $30.60 per share (as may have been adjusted from time to time) or a floating conversion price at the time of the conversion if the floating conversion price was less than $30.60 per share (as may have been adjusted from time to time). The 6% Debentures could have been wholly or partially redeemed at the option of the pre-petition Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. As of September 30, 2000, the Debenture Holders had converted all of the $2,500,000 outstanding principal balance of the 6% Debentures into 88,073 shares of common stock. The pre-petition Company and the Debenture Holders had limited put and call options, respectively, for additional 6% Debentures. In connection with the subsequent financing by the Appaloosa Entities, the pre-petition Company agreed not to exercise its put right under the 6% Debentures. As of July 26, 2000, the Debenture Holders’ call options expired and were not exercised. In connection with the Convertible Debenture Financing, the pre-petition Company issued a warrant to purchase up to 50,000 shares of the pre-petition Company’s common stock at an exercise price of $33.80 per share. Such warrant was canceled and deemed extinguished as part of the Plan of Reorganization explained below.

     Reorganization and Emergence from Chapter 11

      On April 4, 2001 (the “Petition Date”) the pre-petition Company filed a voluntary petition for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy

Court for the District of Connecticut (the “Bankruptcy Court”). As of the Petition Date, the pre-petition Company commenced operating its business and managed its properties as a debtor-in-possession. On April 4, 2001, the pre-petition Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan of Reorganization”) with the Bankruptcy Court. The Disclosure Statement set forth certain information regarding, among other things, significant events that had occurred during the pre-petition Company’s Chapter 11 case and the anticipated organization, operation and financing of the reorganized Company (“Reorganized Company”). The Debtor Company subsequently filed certain amendments to the Plan of Reorganization to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization. Among other things, the Plan of Reorganization (1) divided the pre-petition Company’s creditors into eight classes; (2) provided that certain classes of creditors would be paid in full, and would be otherwise rendered unimpaired; (3) provided that, in exchange for their secured claim, the Appaloosa Entities would receive shares of common stock of the Reorganized Company representing 85% of the Reorganized Company’s outstanding common stock; and (4) provided that holders of common stock issued prior to the confirmation of the Plan of Reorganization would receive, in exchange for their existing shares, new shares of common stock of the Reorganized Company, which would constitute 15% of the Reorganized Company’s outstanding common stock. In addition, all outstanding common stock warrants and options (including those issued under the 1991 Long-Term Incentive Plan and the 1995 Non-Employee Directors Stock Option Plan) were canceled and deemed extinguished.

      In general, the Plan of Reorganization provided that holders of administrative claims, allowed tax claims, allowed priority claims and allowed unsecured claims would be paid in full, and would be otherwise rendered unimpaired. Allowed secured claims other than the allowed secured claim of the Appaloosa Entities would be reinstated and paid in accordance with their terms.

      The Plan of Reorganization also set forth certain information, means for implementation of the Plan of Reorganization, the effect of rejection of the Plan of Reorganization by one or more classes of claims or interests, provisions for how distributions would be made to the Debtor Company’s creditors, the treatment of executory contracts and leases and conditions precedent to confirmation of the Plan of Reorganization and the occurrence of the Effective Date of the Plan of Reorganization.

      The Debtor Company filed with the Bankruptcy Court the First Amended Plan of Reorganization on April 19, 2001, and the Modified First Amended Plan of Reorganization on June 12, 2001, to add and clarify certain terms of the Plan of Reorganization and to establish conditions to confirmation and effectiveness of the Plan of Reorganization.

      On April 19, 2001, an order was approved by the Bankruptcy Court (i) approving the Disclosure Statement, (ii) establishing solicitation, voting, and tabulation procedures and deadlines, and (iii) scheduling a hearing to consider confirmation of the Plan of Reorganization, establishing deadlines and procedures for filing objections to confirmation of the Plan of Reorganization.

      On June 12, 2001, a confirmation order was entered by the Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129, and the Debtor Company emerged from its debtor-in-possession status as the Reorganized Company. The conditions precedent to the effectiveness of the Plan of Reorganization included, among other things, reincorporation of the Reorganized Company in the State of Delaware, there being no material adverse change in the development and launch of the Company’s Winged Set product, and the consummation of the Appaloosa Private Placement (as described below).

      The conditions precedent to the effectiveness of the Plan of Reorganization were met on July 18, 2001 with the reincorporation of the Reorganized Company in the State of Delaware, payment in full of all trade vendors, the conversion of the Appaloosa Entities’ debt into Company common stock, and the consummation of the Appaloosa Private Placement.

     Reverse Split and Reincorporation

      Effective July 18, 2001, the Reorganized Company reincorporated in the State of Delaware. The reincorporation was effected pursuant to a merger agreement entered into pursuant to the Plan of Reorganization (the “Merger Agreement”). Immediately prior to the reincorporation, the Reorganized Company effected a reverse stock split pursuant to the Plan of Reorganization. As a result of the reverse stock split, each ten shares of the Reorganized Company’s common stock was converted into one share of Reorganized Company common stock. Thereafter, the reincorporation was effected in accordance with the Merger Agreement by merging the Reorganized Company with and into the Company. As a result of that merger, the separate corporate existence of the Reorganized Company ceased, the certificate of incorporation and bylaws of the Company became and continue in effect as the registrant’s certificate of incorporation and bylaws, and each ten shares of common stock of the Reorganized Company was immediately converted into one share of common stock of the Company. All share and per share information has been restated to reflect the effect of the reverse split.

      After giving effect to the reverse stock split and the Company’s reincorporation in the State of Delaware, the registrant’s common stock began trading on the National Association of Securities Dealers’ OTC Bulletin Board under the symbol BPXS effective July 27, 2001.

     Conversion of Convertible Notes

      Effective July 18, 2001, and in accordance with the terms of the Plan of Reorganization, the Purchasers (defined below) converted $19,408,000 of debt (made up of the Convertible Notes) in the Reorganized Company, into 8,501,224 shares of common stock in the Company (the “Debt Conversion”), at an effective conversion price of $2.283 per share, giving the Purchasers 85% of the ownership of the Company. In conjunction with the Debt Conversion, all warrants associated with the Permanent Financing, the Bridge Financing, and the Convertible Debentures (all described above) were canceled.

     The Appaloosa Private Placement

      On July 18, 2001 (the “Effective Date”), the Company completed a private placement of 1,314,060 shares of its common stock to certain funds for which Appaloosa Management L.P. acts as investment adviser (collectively referred to herein as the “Purchasers”). The purchase price paid for the stock was $3 million, which was reduced in an amount equal to the Purchaser’s costs incurred in connection with the transaction and the amount of the Company’s outstanding indebtedness for borrowings pursuant to the financing provided by the Purchasers during the Chapter 11 case. The private placement was made pursuant to a Stock Purchase Agreement, which contained customary provisions, including representations and warranties. As part of the private placement, on the Effective Date, the Company also issued to the Purchasers warrants to purchase 1,314,060 shares of its common stock (the “Warrants”). The Warrants have an exercise price of $2.283 per share. The Warrants contain customary provisions, including anti-dilution protection. Upon the Company achieving certain performance targets, (a) the Company shall have the right to redeem these Warrants at a price of $.01 per share at any time 45 days after the Purchasers receive notice of the achievement of the performance target by the Company and (b) the Warrants shall be exercisable by the Purchasers for 30 days after the Purchasers receive notice of the achievement of the performance target by the Company. The exercise of these Warrants, assuming they are exercised in full, would yield proceeds of approximately $3.0 million to the Company. Additionally, in consideration for the equity investment made by the Purchasers, the Company and the Purchasers have entered into a Registration Rights Agreement, dated as of the Effective Date (the “Registration Rights Agreement”). The Registration Rights Agreement contains customary provisions, including adjustments for stock splits, stock dividends and reverse stock splits. Pursuant to the Registration Rights Agreement, the Purchasers have “demand” registrations which, if exercised, would obligate the Company, subject to certain exceptions, to file and have declared effective, a registration statement relating to resales of common stock owned by the Purchasers or received from the Company in respect of the foregoing by reason of stock dividends or similar matters. These demand registration rights may be exercised no more than six times. Pursuant to the Registration Rights Agreement, the Purchasers also have “piggyback” registration rights in connection with other public offerings by the Company. The summary set forth herein of certain provisions of the Plan of Reorganization, the Company’s certificate of incorporation and bylaws, the Stock Purchase Agreement, the Warrant Agreement, and the Registration Rights Agreement does not purport to be a complete description of the documents and is qualified in its entirety by reference to the full provisions of each document as previously filed.

     Description of Reorganization Accounting

      In connection with the reorganization, the Company reviewed the recommended accounting principles for entities emerging from Chapter 11 (“fresh start reporting”) set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 provides guidance with regard to disclosures while an entity is in reorganization, and requires that fresh start reporting (purchase accounting) be adopted when the reorganization value of the assets of the emerging entity (immediately before the date of confirmation) is less than the total of all post-petition liabilities and allowed claims, and the holders of existing voting shares immediately before confirmation receive less than fifty percent (50%) of the voting shares of the emerging entity. If fresh start reporting were applicable, it would require, among other things, an allocation of the reorganization value to the assets of the Company, creating a new set of financial statements for the reorganized entity. These statements would not be comparable with those prepared before the reorganization plan because they would be those of a new entity.

      In connection with the Plan of Reorganization, the holders of the existing shares received only 15% of the voting shares of the Company; however, the reorganization value of the Company was not deemed to be less than the total of all post-petition liabilities and allowed claims. Accordingly, the adoption of the fresh start requirements was not applicable, and therefore the transaction was accounted for at historical values within the third quarter of 2001 financial statements, which allows comparison of the Company’s financial statements to those of prior periods.

      In determining the reorganization value, the Company utilized prior independent appraisals, discounted cash flow analysis, and comparable industry standards. The Company, subsequent to its reorganization on July 18, 2001, has paid all allowed unsecured claims and pre-petition value. All other allowed secured and priority claims were not subject to compromise, and with the exception of the Convertible Notes, were carried forward at historical values. Accordingly, there was no discounting or forgiveness of debt associated with the reorganization. Costs of the reorganization are separately identified within the statements of operations.

     Reorganization Costs

      As part of the Plan of Reorganization, certain costs were incurred and certain asset carrying values were impaired, causing a write-off of such assets. The total reorganization charge in the accompanying 2001 statements of operations was $3,377,000. Of that amount, $2,741,000 represents write-offs of unamortized debt financing costs and unamortized debt discounts. Both of these assets had originally been established with the placement of the Convertible Notes, and because of the conversion to common stock of this debt, the associated unamortized debt financing and debt discount carrying values were written off. The remaining $636,000 represents professional fees paid during the reorganization period.

     NASDAQ Delisting

      The Nasdaq SmallCap Stock Market notified the Company that its common stock was delisted from The Nasdaq Stock Market effective with the opening of business on March 6, 2001. The delisting was as a result of the Company’s failure to meet Nasdaq’s requirements for continued listing. The Company did not appeal the delisting on the Nasdaq National Market and is not currently eligible for listing on The New York Stock Exchange or the American Stock Exchange.

      Trading in the Company’s common stock was conducted on the National Association of Securities Dealers’ Pink Sheets until July 27, 2001. On that date, after giving effect to the reverse stock split and the reincorporation, the Company’s common stock began trading on the National Association of Securities Dealers’ OTC Bulletin Board under the symbol BPXS.

      The Company’s common stock may become subject to regulation as a “penny stock.” The Securities and Exchange Commission has adopted regulations, which generally define “penny stock” to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If the Company’s common stock is not listed on the Nasdaq National Market and no other exception applies, the Company’s common stock may be subject to the SEC’s Penny Stock Rules, Rules 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company’s securities and may affect the ability of holders to sell the Company’s securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer.

Risk Factors

We Need to Obtain Additional Financing

      We are in the process of attempting to raise additional capital to fund operations. We have recently substantially reduced our monthly net usage of cash through a combination of reduction of expenses in the latter half of 2001 and an increase in both product sales and royalty revenues (see Liquidity and Capital Resources for more detailed description). We believe that we have sufficient funds to support operations into the third quarter of 2002. If we are unable to raise additional funds as required, we may have to reduce the scope of, or cease, our operations.

We Have Experienced A History of Losses And Any Future Profitability Is Uncertain

      We were formed in 1987, and we have not yet made a profit. We cannot guarantee that we will ever be profitable. Furthermore, we may incur additional losses. As of December 31, 2001, we had an accumulated deficit of approximately $88,890,000 and we cannot assure investors that we will ever achieve profitability or positive operating cash flow. Our relatively limited history of operations, the nature of our business, and our limited marketing and manufacturing experience make the prediction of future operating results difficult and highly unreliable. Our future prospects, therefore, must be evaluated in light of the substantial risks, expenses, delays and difficulties normally encountered by companies in the medical device industry, which is characterized by an increasing number of participants, intense competition and a high rate of failure. We cannot assure investors that we will be able to market our products at prices and in quantities that will generate a profit. We cannot assure investors that we can avoid potential delays and expenses in developing new products, problems with production and marketing or other unexpected difficulties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We Have Received A “Going Concern” Opinion From Our Accountants

      We currently require additional capital to fund operations during the latter part of 2002. Due to recurring losses from operations, and the uncertainty surrounding our ability to attract additional financing to support current and anticipated levels of operations, our independent public accountant’s audit opinion states that these matters raise doubt about our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Success Depends On Greater Commercial Acceptance; We Are Not Able To Predict Future Commercial Acceptance

      Our future depends on the success of our current safety medical products which depends primarily on healthcare professionals accepting our products as reliable, accurate and cost-effective replacement for traditional medical products. We cannot predict the extent that the market will continue to accept our safety blood collection needles and related accessory products that are marketed under the Punctur-Guard® and Drop-It® trademarks. Although we continue to focus on developing additional safety medical products featuring our patented internal blunting technology to respond to the needs of healthcare professionals, we cannot guarantee that we will be able to develop additional safety medical products or in a way that is cost-effective.

Our Manufacturing Is Subject To Certain Risks

      We may face unexpected technical problems in trying to transfer product ideas from the development stage to the manufacturing stage. These technical problems could delay our plans for new product releases. In addition, our manufacturing processes involve proprietary molds, machinery and systems to manufacture our safety needles and related products which our manufacturing personnel must continuously monitor and update, especially as we develop more products. Although we have extensive experience in manufacturing our first product line, the BCN, we have limited experience in producing our new product line, the Winged Set. Manufacturing companies sometimes have problems in ramping up production levels for new products, such as quality control, compliance with FDA regulations, and production yields. Problems in scaling up production of the Winged Set product line could have a material adverse effect on the Company. In addition, if we cannot increase production rates, a backlog could develop which could cause us to lose new customers, which could then have a material adverse effect on the prospects of the Company. In order to be profitable, we must manufacture greater quantities of products than we have to date and we must do this more efficiently than we have.

Reliance On Certain Suppliers

      Only a few third-party vendors make some of our components. We may not be able to meet the demand for our products if one or more of these vendors could not supply us with the needed components. We purchase other important components from single suppliers, so that problems with such suppliers could seriously impact our production schedules. Shortages could also occur from some suppliers, which could create delays in product shipments and have a material impact on operations. We own the molds that are used by our suppliers to manufacture the components of our products.

Reliance on Single Manufacturing Facility

      Our Vernon, Connecticut facility is our only manufacturing facility. If this facility were damaged or closed due to fire or other causes, it would present serious consequences adversely impacting the viability of our business.

We May Not Be Successful in Defending Our Proprietary Rights

      Our commercial success depends partly upon our trade secrets, know-how, trademarks, patents and other proprietary rights. We have obtained patent protection for our proprietary technology in the United States and internationally, but we cannot assure investors that third parties will not challenge our patents or that they will not be invalidated or designed around or that they will provide a commercially significant level of protection. Furthermore, once issued, a patent is not always valid or enforceable, and a patent holder may still infringe the patent rights of others. If our key patents are invalidated or expire, this could lead to increased competition and would adversely affect our business. Litigation may be necessary to enforce our patents, trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. It would be a substantial expense to our business and a diversion of our personnel’s time and effort to defend and prosecute intellectual property suits and related legal and administrative proceedings. Furthermore, we cannot assure investors that we will be able to maintain the confidentiality of our trade secrets or know-how or that others may not develop or acquire trade secrets or know-how that are similar to ours.

We Compete Against Larger Entities That Sell Safety Medical Products

      Our success depends on our ability to establish and maintain a competitive position in the safety medical product market, particularly with respect to our Punctur-Guard® safety needles and related products. We expect that manufacturers of conventional medical products will compete intensely to maintain their markets and revenues. Some of these manufacturers currently offer products, which may be perceived as less expensive to operate, and which include a broader range of applications than the products we offer and expect to offer. We cannot assure investors that competitive pressures will not result in price reductions of our products, which could adversely affect our profitability. In addition, healthcare professionals may choose to maintain their current method of blood collection, which may not rely on self-blunting needle technology. We also face competition from manufacturers of alternative safety medical products intended for similar use. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than ours. Our products may become obsolete or non-competitive if rapid technological changes or developments occur. We may need to make substantial investments in and commit significant resources to product improvement and development in order to stay competitive and successfully introduce new products. We cannot assure investors that we will have the resources necessary to make such investments. If we do have the required resources, we cannot assure investors that we will be able to respond adequately to technological or market changes.

We Depend On Key Members Of Our Staff And Must Retain And Recruit Qualified Individuals If We Are To Be Competitive

      Our success depends on our ability to retain certain scientific, technical, regulatory and managerial personnel. If we lose key personnel, it could have a materially adverse effect on our business. Competition for qualified personnel is intense and we cannot assure investors that we will be successful in recruiting or retaining such personnel in the future.

Our Products Are Regulated by the United States Food and Drug Administration (FDA)

      The FDA regulates our products in the United States as medical devices. The process of obtaining United States regulatory approvals and clearances may be lengthy, expensive and uncertain. Commercial distribution of our products in foreign countries may be subject to varying governmental regulation that may delay or restrict the marketing of our products in those countries. In addition, other regulatory authorities may impose limitations on the use of our products. FDA enforcement policy strictly prohibits the marketing of FDA-cleared or approved medical devices for unapproved uses. Our manufacturing operations are subject to compliance with Good Manufacturing Practices (“GMP”) regulations of the FDA and similar foreign regulations. These regulations include controls over design, testing, production, labeling, documentation and storage of medical devices. Enforcement of GMP regulations has increased significantly in the last several years and the FDA has stated publicly that compliance will be more strictly monitored in the future. Our facilities and manufacturing processes, as well as those of current and future third party suppliers, will be subject to periodic inspection by the FDA and other regulatory authorities. Failure to comply with these and other regulatory requirements could result in, among other measures, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant clearance or approval for devices, withdrawal of clearances or approvals, or criminal prosecution, which would have an adverse effect on our business.

Significant Stockholders Exercise Influence Over the Company

      The Appaloosa Entities own approximately 87% of the Company’s outstanding common stock. As a result, the Appaloosa Entities can control the outcome of stockholder votes. Examples of stockholder votes include those for the election of directors, changes in our Certificate of Incorporation and Bylaws and approving certain mergers or other similar transactions, such as a sale of all or substantially all of our assets. See “Security Ownership of Certain Beneficial Owners and Management.”

The Company’s Stock Price Is Volatile And Investing In Our Common Stock Involves A High Degree Of Risk

      The market price of our common stock has fluctuated significantly and as a result, it can be “volatile.” Future announcements concerning our competitors, including operating results, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, or litigation could have a significant impact on the market price of our common stock. In addition, the Appaloosa Entities have the right to request under the Securities Act of 1933, as amended, that we register the shares of common stock it beneficially owns for public sale. If we registered these shares, they would, subject to certain volume limitations, become freely tradable. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations, which may adversely affect the market price of our common stock. Some of these fluctuations have particularly affected companies in the medical device industry and they have often been unrelated to the operating performance of such companies. In addition, general economic, political and market conditions may also adversely affect the market price of our common stock. We cannot assure investors that the trading price of our common stock will remain at or near its current level.

Financial Information About Industry Segments

      Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In fiscal 1998, with the onset of the development contract with JJM, the Company began internally reporting two distinct segments: Safety Medical Products and Accessories and Joint Venture Design and Development. Distinct reporting by such segments was deemed necessary by management based on the significance of reported revenues and expenses and the Company’s intention to focus operating resources in both of these areas.

      The Safety Medical Products and Accessories segment includes operations associated with the manufacture of blood collection needles, needle holders and needle disposal containers. Starting in 2000, this segment also began to include royalty revenues. The Joint Venture Design & Development segment includes operations associated with product design and development, and the design, development and construction of machinery and tooling in connection with joint venture partners.

      Information with respect to each of the Company’s business segments is as follows:

     Segment Revenue

	2001	2000	1999

Safety Medical Products and Accessories	$6,049,000	$4,761,000	$5,498,000
Joint Venture Design & Development	322,000	234,000	1,526,000

Total Revenue	$6,371,000	$4,995,000	$7,024,000

     Major Customers

      There were two customers, domestic distributors of the Company’s products, Allegiance and Fisher HealthCare, that exceeded 10% of the Company’s Safety Medical Products and Accessories segment revenue for the periods presented. These distributors sell the Company’s products to hospitals and other users. If the Company lost one of these distributors, the hospitals and other users could still purchase the Company’s products from other distributors; however, the loss of business of any of the foregoing distributors could disrupt the Company’s business and possibly have a material adverse effect on the business and prospects of the Company. In the Joint Venture Design & Development segment, JJM and Fresenius contributed to more than

10% of the revenues associated with this segment for the periods presented. The following table represents the revenue associated with these major customers by segment:

	2001	2000	1999

Total Revenue Major Customers:
Safety Medical Products and Accessories to Major Customers	$3,769,000	$3,766,000	$4,510,000
Other Safety Medical domestic sales	1,745,000	927,000	440,000
Export sales	51,000	—	548,000
Royalties	484,000	68,000	—

Total Safety Medical Product Revenues	6,049,000	4,761,000	5,498,000
Joint Venture Design & Development	322,000	234,000	1,526,000

Total Revenue	$6,371,000	$4,995,000	$7,024,000

      For the periods presented, there were no intersegment revenues.

     Segment Profit (Loss)

	2001	2000	1999

Safety Medical Products and Accessories	$2,409,000	$2,311,000	$1,744,000
Joint Venture Design & Development	159,000	199,000	1,439,000

Total Gross Margin	2,568,000	2,510,000	3,183,000

Pre-production manufacturing costs	540,000	—	—
Research and development	1,538,000	1,453,000	1,379,000
Selling, general and administrative expenses	6,323,000	7,404,000	4,670,000
Financing expenses	851,000	4,379,000	2,367,000
Reorganization costs	3,377,000	—	—

Net Loss	$(10,061,000)	$(10,726,000)	$(5,233,000)

  Segment Capital Expenditures

	2001	2000	1999

Safety Medical Products and Accessories	$868,000	$4,040,000	$536,000
Joint Venture Design & Development	—	—	—

Total Capital Expenditures	$868,000	$4,040,000	$536,000

      Net identifiable assets related to Safety Medical Products and Accessories were $5,700,000, $5,561,000, and $2,198,000 at December 31, 2001, 2000, and 1999, respectively. Depreciation expense related to these assets was $729,000, $391,000, and $269,000, for the periods ended December 31, 2001, 2000, and 1999, respectively. Due to the “service” nature of the Joint Venture Design and Development segment, identifiable assets were not material for the periods presented.

Products, Marketing, Technology and Other Company Information

  Revenues and Distribution

      The Company’s products are marketed and sold in the United States both through independent distribution channels and directly to end-users. The Company’s products are marketed and sold outside of the United States through independent distributors. Order backlog is not material to the Company’s business, as orders for the Company’s products are received and filled on a current basis (see “Backlog”). Product sales revenue is recognized when products are shipped to distributors or direct to end-user customers.

      The Company’s strategic partnerships with JJM, TFX and Fresenius have resulted in the recognition of development contract or “service” revenue during the last several years. Product and process development services were progress billed as performed, and revenue was recognized when billed, or, in the case of Fresenius, pro-rated over the service period.

      The Company’s royalty revenue related to its licensing agreements with JJM and TFX increased substantially, to $484,000 in 2001, compared to $68,000 in 2000. The $416,000 increase was primarily due to the first year JJM royalties recorded in 2001.

  Products under Development

      In 2000 and 2001, substantial resources were expended to complete the development and the purchase of equipment and molds to begin the production of the Punctur-Guard® Winged Set product line. A Winged Set is a small needle with a pair of plastic wings that gives the healthcare worker the ability to control the needle for precise insertion into the patient’s vein. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. The Company’s product offers a unique third wing for easy insertion and safety blunting activation. It also features a conventional design and appearance for easy handling, storage and disposal. The blunting member is activated with movement of the third wing to the right, rendering the needle safe prior to removal from the patient. This product line was commercially launched in the third quarter of 2001.

      The PICC introducer was introduced to the market during 2000. The Company began to receive royalties on this product in the third quarter of 2000. Pursuant to the October 1998 agreements with TFX, the Company has received payments for design, development, licensing fees and royalties based on product sales. PICC introducers are used to place a catheter in a patient’s vein. The PICC introducer is comprised of a catheter mounted over a hollow bore needle that is attached to a plastic housing. The catheter and needle is inserted into the patient’s vein. The needle is then withdrawn from the patient leaving the catheter in the vein. The motion of withdrawing the needle automatically deploys our internal blunting safety technology.

      The Company has also developed initial prototype designs for a number of other applications of its self-blunting technology and intends to explore opportunities during 2002 to establish additional joint ventures on one or more of these new products. The Company will also continue its efforts to improve production processes and reduce manufacturing costs of its safety medical products.

      The Company incurred $1,538,000 in research and development expenses during the fiscal year ended December 31, 2001, and $1,453,000 and $1,379,000, respectively, during the two immediately preceding fiscal years. In addition, the Company incurred $540,000 of pre-production manufacturing costs during the fiscal year ended December 31, 2001 related to the new Winged Set product launched during the third quarter of 2001. Due to the completion of certain R&D projects during 2001, as well as a recent reduction in R&D expenses, the Company expects total research and development expenses for 2002 to decrease from the level experienced during recent years.

  Raw Materials

      The Company’s Punctur-Guard® BCNs, Winged Sets and accessory products are manufactured from components purchased from third-party vendors. These components are manufactured according to drawings and/or specifications provided by the Company. The materials used in the manufacture of these components are readily available.

      The Company owns or otherwise controls all production molds and tooling used in the manufacture of those components deemed critical. Tooling for components purchased on an OEM basis are owned by the manufacturer. No long-term contracts exist for the purchase of raw materials. Most of the Company’s component suppliers are the Company’s sole source for that component. Several of these suppliers are located outside the United States.

      The Company maintains inventory of all required components at its principal place of business. The amount of inventory for a given component varies according to its purchase pattern and sales outlook.

  Competition

      The blood collection needle market is highly competitive. One of the Company’s primary challenges is gaining market share against well-funded and strongly entrenched competitors as they promote their own brands of safety needles. Today a large segment of the blood collection needle market continues to use non-safety devices, with one major medical device manufacturer, Becton Dickinson and Company, holding the largest share of the market. Other significant competitors are SIMS Portex, a unit of Smiths Industries, Kendall Healthcare, a unit of Tyco International, and Terumo Medical Corporation of Japan.

      The Company also competes with developers of safety needles for license agreements, predominantly Med-Design and Retractable Technologies.

      The Company believes that the branded products it manufactures and distributes as well as the products marketed by its licensees, which incorporate its safety needle technology, are superior or competitive in design, efficacy, quality and convenience to all other safety needle devices on the market today. In a 1997 Center for Disease Control and Prevention (CDC) study, the Company’s safety blood collection needle was shown to reduce needlestick injuries by 76%, by far the highest reduction of the three companies’ products tested.

  Patents, Proprietary Rights and Trademarks

      The Company holds a United States utility patent for a self-blunting needle using an internal cannula design, which expires in May 2006. The Company believes the patent is broad enough to include a number of product applications including blood collection needles, Winged Sets, and I.V. catheters. Similar patents have been granted in a number of foreign countries as well, which expire on various dates ranging from September 2003 to September 2008. In addition to its original utility patent for its self-blunting needle design, the Company was granted a patent for its self-blunting needle design for use with a catheter in April 1991, which expires in April 2008.

      In September 1999, the Company was granted a patent for the method by which needles with self-blunting technology can be assembled (the process patent), which expires in 2016. The Company believes that this process patent effectively extends the life of the Company’s basic internal blunting patents to 2016, since the process by which these safety needles are produced is now protected.

      There are also patent applications pending in both the United States and in several foreign countries that the Company believes will strengthen its product protection once such patents are granted. There can be no assurance, however, that patents will be issued for any pending patent application.

      In May 1997, the Company was granted patent protection on its Drop-It® holder through 2015 and, in 2001, received a patent on its needle disposal container, which expires in 2016.

      The Company considers the design of its needle assembly machines and certain other features of its manufacturing systems to be proprietary information. The Company protects such information through employee confidentiality agreements and limited access to its facilities.

      “Punctur-Guard®”, “Drop-It®”, “Revolution™”, “Bio-Plexus®”, “Safeguarding The Future of Healthcare Workers®” and the Company logo are all trademarks registered with the United States Patent and Trademark Office. The Company considers these trademarks, its patents, and other proprietary information to be valuable assets to its business.

  Seasonality of Business

      Sales of the Company’s products are not subject to material seasonal variations.

  Regulation

      The Company’s medical products and operations are subjected to regulations by the U.S. Food and Drug Administration (the “FDA”) and various other federal and state agencies, as well as by a number of foreign governmental agencies. Among other things, the FDA requires the Company to adhere to certain “Good

Manufacturing Practices” (“GMP”) regulations that include validation testing, quality assurance, quality control and documentation procedures. The Company’s facilities are also subject to periodic inspections. In addition, performance standards may be adopted by regulatory organizations for the blood collection needle product, which the Company believes it would then be required to meet.

      In June 1998, the Company received ISO 9002 and EN 46002 certifications from the NSAI. ISO 9002 is a general international standard for quality assurance in production, installation and servicing. EN 46002 provides particular quality system requirements for suppliers of medical devices that are more specific than the general requirements specified in ISO 9002. The Company also began labeling its products with the CE Mark during 1998, which indicates that the Company is following Medical Device Directives in Europe that include the standards set forth under ISO 9002 and EN 46002. In February of 2000, the Company received ISO 9001 and EN 46001 registrations. This certification is an upgrade from the previous ISO 9002 and EN 46002 status. The change indicates that the Company’s product design process also meets the international quality system standards. The Company will continue to label product with the CE Marking, which indicates that the Company is following the European Community Medical Device Directives. The Company believes that these registrations will better enable the Company to sell its products internationally if and when the Company decides to actively pursue the international market.

      The Company believes it is in compliance in all material respects with the regulations promulgated by these regulatory organizations, and that such compliance has not had, and is not expected to have, a material adverse effect on its business.

      The Company also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and is not expected to have, a material adverse effect on the Company’s business.

  Recent Legislation

      Recently there has been regulatory action on the state and federal level which could have a significant favorable impact on the Company’s business. This legislation was for the purpose of reducing the rate of accidental needlesticks and promoting the use of safety needles. During 1999, California began requiring the use of safety needles, which was followed by similar action in a number of other states (21 in all as of the end of 2001). In November 2000, Congress passed and the President signed the Needlestick Safety and Prevention Act, requiring employers to implement safer needle products. These regulatory actions will increase public awareness of the issue and should result in a continued increase in demand for the type of products the Company makes.

  Employees

      As of December 31, 2001, Bio-Plexus employed 53 people including 10 research and development employees, 14 production employees and 29 sales, marketing and administrative employees. The Company’s employees are not represented by a labor union, and the Company believes its employee relations are satisfactory.

  Backlog

      The Company’s backlog as of March 12, 2002 was approximately $100,000. Normally the Company has no backlog, since products are shipped within a day of the receipt of an order. However, a backlog has developed based on the recent increased demand from the Company’s domestic distributors for purposes of building their inventory reserves related to the Winged Set product line.

Item 2.  Properties

      In October of 1994, the Company acquired a 37,500 square foot facility on 5.6 acres in Vernon, Connecticut, which houses all of the Company’s manufacturing, research and development, warehouse and general and administrative personnel. The Company believes that its facility in Vernon, Connecticut is of good construction and in good physical condition, and is suitable and adequate for the operations conducted there.

Item 3.  Legal Proceedings and Other Matters

      The Company is not party to any litigation or legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      On July 19, 2001, the Appaloosa Entities, as the holders of a majority of the Company’s common stock and in accordance with Section 228 of the General Corporation Law of the State of Delaware, adopted resolutions in lieu of a meeting of and vote by the Company’s shareholders. The resolutions approved an amendment to the Company’s 2001 Stock Incentive Plan increasing from 1,111,271 to 2,000,000 the number of shares of the Company’s common stock that can be subject to grants and awards issued under the 2001 Stock Incentive Plan. The Company’s shareholders were notified of the action taken in lieu of a meeting in accordance with the requirements of applicable Delaware law.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Shareholder Matters

      Until March 6, 2001, the Company’s common stock was traded on The Nasdaq Stock Market® under the symbol BPLX. From March 6, 2001 until July 27, 2001, trading in the Company’s common stock was conducted on the National Association of Securities Dealers Pink Sheets. Effective July 27, 2001, trading on the Company’s common stock was conducted on the National Association of Securities Dealers’ OTC Bulletin Board under the symbol BPXS. The following table shows the quarterly high and low closing price on NASDAQ (prior to March 6, 2001) and on the OTC Bulletin Board and Pink Sheets (on and after March 6, 2001) for a share of the Company’s common stock for each quarter in the years ended December 31, 2001 and 2000 (all per share amounts below reflect the Company’s one-for-ten reverse stock split discussed above):

	2001		2000

Year Ended December 31,	High	Low	High	Low

First Quarter	$20.00	$2.60	$50.00	$35.00
Second Quarter	$6.25	$.10	$35.00	$21.80
Third Quarter	$8.00	$.50	$29.10	$16.90
Fourth Quarter	$1.70	$.52	$24.40	$7.50

      As of March 12, 2002 there were approximately 512 holders of record of the Company’s common stock and the reported last sale price on the National Association of Securities Dealers’ OTC Bulletin Board was $0.43 per share.

      The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K:

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands)
Statement of Operations Data:
Total revenue	$6,371	$4,995	$7,024	$9,307	$5,042

Total operating costs and expenses	12,204	11,342	9,890	11,678	13,568
Financing expenses, net	851	4,379	2,367	589	3,786

Loss before reorganization costs	(6,684)	(10,726)	(5,233)	(2,960)	(12,312)
Reorganization costs	(3,377)	—	—	—	—
Less: Imputed dividend on preferred stock	—	—	—	—	(500)

Net loss applicable to common stock	$(10,061)	$(10,726)	(5,233)	$(2,960)	$(12,812)

Net loss (basic and diluted) per common share	$(1.65)	$(7.30)	$(3.86)	$(2.41)	$(13.74)

Weighted average common shares outstanding	6,081,913	1,469,551	1,354,092	1,226,387	932,080

	December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Working capital (deficiency)	$2,863	$6,110	$702	$(754)	$(33)
Total assets	11,653	16,972	9,647	9,152	11,688
Long-term debt	1,199	17,806	2,262	2,403	3,204
Total shareholders’ equity (deficit)	9,935	(2,419)	3,728	2,477	4,158

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The discussions set forth in this Management’s Discussion and Analysis of the Results of Operations and Financial Condition and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of such terminology as “believes,” “expects,” “may,” “should,” “anticipates,” “plans,” “estimates,” and “intends” or derivations or negatives thereof or comparable terminology. Accordingly, such statements involve risks (known and unknown) and uncertainties. These risks and uncertainties include the ability of the Company to obtain the additional financing it needs to fund its operations commencing in the latter part of 2002; the effect on suppliers, customers, employees, and others because of the Company’s receipt of a going concern opinion from its auditors; the extent of acceptance of the Company’s products by health care professionals; the Company’s ability to protect its proprietary technology; availability of qualified personnel; changes in, or failure to comply with government regulations; general economic and business conditions; reliance on certain critical suppliers; and certain other risks detailed in the Risk Factors in this report, described from time to time in the Company’s other Securities and Exchange Commission filings, or discussed in the Company’s press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

Overview

      The Company is principally engaged in the design, development, manufacturing, selling, and licensing of its safety blood collection needle technology and accessory products, and the design and development of the molds, needle assembly machines and production processes needed for manufacturing these products, as well as the design and development of new products. The Company has also focused its efforts on developing strategic partnerships with larger healthcare organizations in order to bring new products to market featuring its patented internal blunting technology.

      With the addition of high volume, fully automated blood collection needle (BCN) assembly and packaging system in 1996, and similar high volume fully automated Winged Set assembly system in 2001, the Company believes it will have sufficient capacity to meet its production needs for blood collection needles through early 2004. For the Company to achieve profitability, reductions in unit manufacturing costs through increased volumes and increases in product sales of its blood collection needles are necessary.

      In January 1997, amended in 1998, the Company entered into a Development and Licensing Agreement and a Supply Agreement with Johnson & Johnson Medical (“JJM”). Pursuant to the original agreements, the Company would develop and manufacture safety needle assemblies for JJM, to become part of a new safety I.V. catheter to be manufactured and sold by JJM, utilizing the Company’s patented self-blunting needle design. This agreement stipulates the payment of royalties based on unit volume sales of the licensed product. There are minimum royalties stipulated in this agreement. The royalties under this agreement began in the calendar year 2001. The minimum royalties required to be paid by JJM in 2001 were $184,000. However, because the actual unit sales by JJM exceeded the minimum levels stated in the agreement, the actual royalties earned in 2001 were $393,000.

      On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a PICC Introducer Catheter with TFX Medical (“TFX”), a division of Teleflex Incorporated, the industry’s dominant supplier of PICC Introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC Introducer Catheters featuring the Company’s Punctur-Guard® technology. The Company earned $91,000 in royalties from TFX in the year 2001, compared to $68,000 in 2000.

Years Ended December 31, 2001 and 2000

      The Company had total product sales of $5,565,000 for the year ended December 31, 2001, compared with product sales of $4,693,000 for the prior year. The $872,000 (19%) increase was primarily attributable to steady sales increases in the last half of the year in the BCN product line, along with the introduction of the new Winged Set intravenous product line in the third quarter of 2001. Total 2001 Winged Set sales were approximately $429,000.

      The Company had revenues from services totaling $322,000 for the year ended December 31, 2001, compared to $234,000 for the prior year. The 2001 service revenues were primarily derived from a product development project with Fresenius to develop extracorporeal therapy needles for the dialysis market.

      The Company’s royalty revenue increased substantially, to $484,000 for the year ended December 31, 2001, compared to $68,000 for the prior year. The $416,000 increase was primarily due to the first year JJM royalties recorded during 2001.

      Product costs were $3,640,000 or 65% of product sales for the year ended December 31, 2001, compared to $2,450,000 or 52% of product sales for the prior year. The increased percentage in product costs resulted primarily from the introduction of the new Winged Set product line with its expected high, initial manufacturing costs and resulting smaller gross profit margin, and because of substantial sales discounts offered to certain customers in the second quarter of 2002 while the Company was in reorganization.

      Service costs were $163,000 for the year ended December 31, 2001, compared to $35,000 for the prior year. These costs represent engineering costs for various product development projects.

      Pre-production manufacturing costs were $540,000 for the year ended December 31, 2001 and consisted of the pre-production and early production inventory write-offs associated with the new Winged Set product line launched during the third quarter of 2001.

      Research and development expenses were $1,538,000 for the year ended December 31, 2001, compared to $1,453,000 for the prior year. The $85,000 (6%) increase in these costs resulted primarily from fixed asset molds write-offs of approximately $368,000 partially offset by reductions in department costs in both the Revolution product line and business development and technology areas.

      Selling, general and administrative expenses were $6,323,000 for the year ended December 31, 2001, compared with $7,404,000 for the prior year. This $1,081,000 (15%) decrease resulted from reductions in legal expenses of $495,000, and the remaining decreases were in selling expenses, primarily salaries, travel, and advertising expense. During the latter half of 2001, as part of a change in selling strategy, the Company moved from a reliance on a direct sales force to a mix of independent distributor and specialty dealer representatives and limited direct sales personnel.

      Financing expenses for the year ended December 31, 2001 were $851,000 compared to $4,379,000 for the prior year. The significant $3,528,000 decrease resulted primarily from conversion of approximately 95% of the Company’s debt into equity on July 18, 2001, pursuant to the Company’s reorganization.

      Reorganization costs were $3,377,000 for the year ended December 31, 2001 and consisted of $2,741,000 representing asset write-offs of unamortized debt financing costs and unamortized debt discounts. Both of these assets had originally been established with the placement of the Convertible Notes, and because of the conversion of the Convertible Notes to common stock of the Company, the associated unamortized debt financing and debt discount carrying values were written off. The remaining $636,000 of reorganization costs represented predominately professional fees.

Years Ended December 31, 2000 and 1999

      The Company had total product sales of $4,693,000 for the year ended December 31, 2000, compared with product sales of $5,498,000 for the prior year. The decrease was attributable to decreased sales of medical devices of $819,000 due to a decrease in foreign sales of $548,000. In addition, the Company’s major distributors made large purchases of the Company’s products in the last quarter of 1999, in preparation for potential Y2K supply problems, which contributed to the decline in year 2000 domestic product sales.

      The Company had revenues from services totaling $234,000 for the year ended December 31, 2000, compared to $1,526,000 for the prior year. The decrease was primarily attributable to the completion of the JJM project during 1999.

      Product costs were $2,450,000 for the year ended December 31, 2000, compared to $3,754,000 for the prior year. The decrease in these costs resulted primarily from lower manufacturing costs of $1,304,000 associated with the sales of the blood collection needle product line. The lower costs were due to both higher levels of production in 2000, which lowered per unit production costs, and to lower sales volumes in 2000.

      Service costs were $35,000 for the year ended December 31, 2000, compared to $87,000 for the prior year. These costs represent engineering time billed for various development projects. The decrease in these costs is the result of the completion of the I.V. catheter development project during the first quarter of 1999, and completion of the PICC project with TFX in the first quarter of 2000.

      Research and development expenses were $1,453,000 for the year ended December 31, 2000, compared to $1,379,000 for the prior year. The increase in these costs resulted primarily from increased expenses related to the Winged Set project in 2000 as compared to 1999.

      Selling, general and administrative expenses were $7,404,000 for the year ended December 31, 2000, compared with $4,670,000 for the prior year. This was due to increases of approximately $1,026,000 and $1,409,000 associated with general management and sales and marketing expenses, respectively. The $1,026,000 general management increase was due primarily to a $335,000 increase in administration and general management personnel and salaries, a $334,000 increase in legal fees and increased investor relations costs of $171,000. The $1,409,000 sales and marketing increase was due primarily to additional manpower related costs in anticipation of increased sales. Sales and marketing salaries were up $576,000, travel and mileage was up $262,000, consulting was up $105,000 and recruiting was up $94,000.

      Financing expenses for the year ended December 31, 2000 were $4,379,000 compared to $2,367,000 for the prior year. The increase resulted from an increase of $618,000 of debt discount associated with warrants issued in connection with the Permanent Financing in April 2000. The Company also recorded an additional $66,000 of deferred financing expenses primarily associated with the Permanent Financing. In addition, interest expense increased by $1,695,000 due to the increased borrowings associated with the Permanent Financing transactions in April 2000.

Liquidity and Capital Resources

      As of December 31, 2001, the Company had cash on hand of $953,000, as compared to $4,003,000 at December 31, 2000. The reduction was primarily attributable to additional operating losses of the Company and its continued investment in 2001 in the development and introduction of its new Winged Set product line. For the foreseeable future, the Company will continue to generate operating losses. Therefore, management is in the process of attempting to raise additional capital to fund operations. The Company has substantially reduced its monthly net usage of cash (burn rate) through a combination of reductions in operating expenses in the latter half of 2001 and an increase in both product sales and royalty revenues during the same period. The monthly burn rate was reduced from approximately $500,000 per month (excluding legal fees for the first quarter and reorganization costs) for the period January through September 2001, to approximately $100,000 per month in the last quarter of 2001. The continuation of this reduced burn rate is dependent on future product sales staying consistent with the fourth quarter of 2001, and the ability of the Company to operate its business at the reduced level of costs and expenditures of the fourth quarter of 2001. Management believes that it has sufficient funds to support operations into the third quarter of 2002. If the Company is unable to raise additional funds as required, it may have to reduce the scope of, or cease, its operations.

      Net cash used in operating activities for the year ended December 31, 2001 totaled $5,937,000 and was primarily due to a loss before reorganization costs for the period of $6,684,000. Also contributing were decreases in accounts payable and accrued expenses of $1,123,000 and reorganization cost payments totaling $636,000. Partially offsetting these uses of cash, were depreciation and amortization expenses of $1,176,000, and decreases in inventory of $1,336,000.

      Net cash used by investing activities amounted to $917,000 due to investments in fixed assets of $868,000 and patent costs of $49,000.

      Net cash provided by financing activities amounted to $3,804,000 for the year ended December 31, 2001. The increase in cash is attributable to proceeds from the sale of stock of $2,895,000, accretion of interest payable of $937,000, and proceeds from notes payable of $27,000, partially offset by the repayment of debt totaling $55,000.

      The Company’s primary cash requirement for 2002 will be for working capital to increase its manufacturing production rates.

Financing During the Chapter 11 Case

      On May 17, 2001, the Bankruptcy Court entered an order authorizing the Company to borrow from the Appaloosa Entities term loans in an amount not to exceed the aggregate principal amount of $300,000 pursuant to the terms of a Credit Agreement (the “DIP Credit Agreement”) between the Company and the Appaloosa Entities. The term loans were used for the purposes of funding general working capital needs in the ordinary course of the Company’s business in excess of the net income generated by the Company’s business. As security for the prompt payment of the term loans and performance of any and all obligations, liabilities and indebtedness of the Company to the Appaloosa Entities under the Credit Agreement or otherwise, the Appaloosa Entities were granted valid and perfected first priority security interests and liens, superior to all other creditors of the estate of the Company (subject to certain exceptions), in and upon all existing and thereafter acquired property of the Company which constituted collateral under the DIP Credit Agreement, wherever located, of any kind or nature, and the proceeds (including insurance proceeds) and products thereof. The term loans were repaid from the proceeds of the Appaloosa Private Placement described above.

      As more fully described above, the Appaloosa Entities invested an additional $3 million in the Company on July 18, 2001 (the “Appaloosa Private Placement”). The Company believes that the net proceeds of the Appaloosa Private Placement, its existing cash, cash generated from operations, and funds available through trade credit financing will be sufficient to satisfy its cash requirements into the third quarter of 2002.

Item 8.	Financial Statements and Supplementary Data

      See Item 14 for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedules are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements with Accountants during the reporting period.

PART III

Item 10.	Executive Officers and Directors of the Registrant

      The executive officers and directors of the Company are as follows:

Name	Age	Position

John S. Metz	58	President, Chief Executive Officer and Director
James Bolin(1)(2)	43	Non-Executive Chairman of the Board and Director
Kenneth Maiman(1)(2)	38	Director
Scott M. Tepper(2)	41	Vice Chairman of the Board and Director
Brian J. Herrman	47	Senior Vice President, Chief Financial Officer and Treasurer
Christopher C. Zorn	47	Executive Vice President of Sales

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

      The Company’s board of directors now consists of four directors: James Bolin, who is the non-executive Chairman of the Company’s Board of Directors; Scott M. Tepper, the Vice Chairman of the Company’s Board of Directors and the brother of David A. Tepper, the sole stockholder and President of Appaloosa Partners Inc.; Kenneth Maiman, and John S. Metz, who is the president and chief executive officer of the Company.

      Mr. Metz is a Director of the Company and, since April 28, 2000, has served as the Company’s President and Chief Executive Officer. Mr. Metz became President and CEO when he joined the Company from Kimberly-Clark Corporation where he served from June 1997 until April 2000 as President, Professional HealthCare Strategic Acquisitions. For fifteen (15) years prior to this position Mr. Metz held positions of increasing responsibility with Kimberly-Clark Corporation. Prior to joining Kimberly-Clark, Mr. Metz held marketing manager positions with Becton-Dickinson & Company (1976-1982), McKesson Corporation (1974-1976) and The Coca-Cola Company (1970-1974). Mr. Metz was a First Lieutenant in the U.S. Army and holds both Bachelor’s and Master’s degrees from the University of Mississippi and an MBA from Stanford University.

      Mr. Herrman is the Company’s Senior Vice President, Chief Financial Officer and Treasurer and has served in such capacity since July 1, 2001. For the two years immediately prior to joining the Company,

Mr. Herrman served in a similar capacity at Paradigm4, a 250-employee software development and wireless data company where he was instrumental in engineering a turnaround and quintupling revenues over the same period. From 1991 through 1998, Mr. Herrman was also CFO, then COO, of Silikal Resin Systems, a high tech coatings manufacturer which he managed through three phases: turnaround, financing/ growth and eventual sale to a large, multinational company. Mr. Herrman began his career at Ernst & Young in 1977, providing audit and tax services to a variety of businesses. He became a Partner at Ernst & Young in 1989, leading their Entrepreneurial Services Group and specializing in emerging growth and mid-sized companies in the medical device, high tech, software development and manufacturing industries. Mr. Herrman is a CPA with a BBA in Business and Accounting from George Washington University.

      Mr. Zorn is the Company’s Executive Vice President of Sales and has served in such capacity since December 13, 2000. Prior to joining the Company, Mr. Zorn was employed with Johnson & Johnson from 1988 to 2000. His last position at Johnson & Johnson was as Director of Sales of the Codman Johnson & Johnson Professional, Inc. division. Prior to Johnson & Johnson, Mr. Zorn served in various sales and field service positions with Eastman Kodak. Mr. Zorn holds a Bachelors of Science Degree from Marist College and an MBA from the University of Connecticut.

      Mr. Tepper is the Vice Chairman of the Board and a Director of the Company and has served in such capacity since July 2001. Mr. Tepper was elected to the Board of Directors on June 28, 2000. Mr. Tepper has served as a consultant to the Company since September 1999. Mr. Tepper is the founder and, since 1994, principal of KST Consulting, a healthcare and healthcare technology consulting firm. From 1997-2000, Mr. Tepper’s projects included several consumer goods companies and a major northeast grocery chain. From 1994-1997, Mr. Tepper was Acting Chief Operating Officer for FoxMeyer Canada. Mr. Tepper was instrumental in the formation of this company from four employees to become the largest healthcare technology company in Canada. The company currently trades under the name Medisolution on the TSE. From 1986-1994, Mr. Tepper held senior marketing positions with FoxMeyer Health Corp., Harris Wholesale, Phar-Mor, Inc. and Giant Eagle Supermarkets.

      Mr. Metz, Mr. Herrman, Mr. Zorn, and Mr. Tepper will hereinafter be referred to as the “Officers”.

      Mr. Bolin is the non-executive Chairman of the Board and a Director of the Company and has served in such capacity since July 18, 2001. Since 1995, Mr. Bolin has been Vice President and Secretary of Appaloosa Management L.P. Mr. Bolin serves as a director of Inamed Corporation, a global surgical and medical device company, and Kindred Healthcare, Inc., a provider of long-term healthcare services primarily through the operation of nursing centers and hospitals.

      Mr. Maiman is a Director of the Company and has served in such capacity since July 18, 2001. He is a Principal of Appaloosa Management L.P., where he has served as General Counsel since 1998. From 1995 to 1997, Mr. Maiman was associated with Andrews & Kurth LLP.

      There are no family relationships between any of the executive officers or directors of the Company.

      Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board. Members of the Board of Directors are elected annually at the annual meeting of shareholders.

      The Board of Directors has a Compensation Committee and an Audit Committee. The Compensation Committee administers the Company’s 2001 Stock Incentive Plan. The Audit Committee reviews the results and scope of the annual audit and other services provided by the Company’s independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires directors and executive officers and persons, if any, owning more than ten percent (10%) of a class of the Company’s equity securities (“10% Shareholders”) to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. As of March 12, 2002, based on review of copies of reports or representations from reporting persons, the directors of the Company have filed reports of ownership. The Officers did not file these ownership reports in 2001 and were delinquent in filing Form 5, which was due February 15, 2002. All Officers have since filed such reports and are in compliance with all reporting requirements.

Item 11.	Executive Compensation

      Included below are tables that set forth certain information concerning compensation paid by the Company to its chief executive officer and all other executive officers with annual compensation in excess of $100,000 for the year ended December 31, 2001 . The tables include columns related to stock options and stock appreciation rights (“SARS”) (contractual rights to compensation measured by increases in the value of the common stock payable in stock and/or cash). No SARS have been issued by the Company.

Summary Compensation Table

				Long-Term
				Compensation

		Annual Compensation		Securities
				Underlying	Other
Name and Principal Position	Year	Salary($)	Bonus($)	Options/SARs(4)	Compensation

John S. Metz(1)	2001	250,000	75,000	150,000
President and Chief Executive Officer	2000	250,000	75,000
Brian J. Herrman(2)	2001	83,000		100,000
Senior Vice President, and Chief Financial Officer
Christopher C. Zorn(3)	2001	142,000	23,000	75,000
Executive Vice President of Sales	2000	135,000	32,000

(1)	Mr. Metz was elected to the position of President and Chief Executive Officer on April 28, 2000. He is also a Director of the Company. In addition to the stock options indicated above, Mr. Metz was also granted 50,000 restricted stock shares on July 19, 2001. These restricted shares vest in three equal installments on July 19, 2002, July 19, 2003 and July 19, 2004. The exercise strike price for the stock options as well as the fair market value of the restricted stock issuances was $2.283 per option/share.

(2)	Mr. Herrman was elected to the position of Senior Vice President and Chief Financial Officer on June 14, 2001.

(3)	Mr. Zorn joined the Company on December 13, 2000 as Executive Vice President of Sales. In addition to the stock options indicated above, Mr. Zorn was also granted 25,000 restricted stock shares on July 19, 2001. These restricted shares vest in three equal installments on July 19, 2002, July 19, 2003 and July 19, 2004. The exercise strike price for the stock options as well as the fair market value of the restricted stock issuances was $2.283 per option/share.

(4)	On July 19, 2001, the Company adopted a new employee stock option plan and a restricted stock plan (collectively, the “2001 Stock Incentive Plan” as described below). All options issued under the previous incentive plan were canceled.

Option Grants in Last Fiscal Year

					Potential
					Realizable Value
					at Assumed
					Annual Rates
	Number of				of Stock Value
	Securities	Percent of	Exercise		Appreciation for
	Underlying	Total Options	or Base		Option Term($)(1)
	Options	Granted	Price	Expiration
Name	Granted(#)	in 2001	($/SH)	Date	5%	10%

John S. Metz	150,000 (2)	17%	2.283	07/19/2011	558,000	888,000
Brian J. Herrman	100,000 (2)	11%	2.283	07/19/2011	372,000	592,000
Chris C. Zorn	75,000 (2)	9%	2.283	07/19/2011	279,000	444,000
Scott M. Tepper	100,000 (3)	11%	2.283	07/19/2011	372,000	592,000

(1)	Represents the potential realizable value of each grant assuming the market price of the underlying security appreciates in value from the date of grant to the end of the option term at five percent (5%) and ten percent (10%) annually.

(2)	Exercisable in three (3) equal annual installments on July 19, 2002, July 19, 2003, and July 19, 2004.

(3)	Exercisable in two (2) equal annual installments on July 19, 2002 and July 19, 2003.

(4)	Restricted stock vests (will be issued) in equal installments on July 19, 2002, July 19, 2003, and July 19, 2004.

Restricted Stock Grants in Last Fiscal Year(4)

		Percent of Total
	Number of	Restricted Stock	Fair Market Value
Name	Shares Granted	Granted in 2001	At Date of Grant

John S. Metz	50,000	19%	$2.283
Chris C. Zorn	25,000	10%	$2.283
Scott M. Tepper	50,000	19%	$2.283

      On July 19, 2001, the Company adopted a new employee stock option plan and a restricted stock plan (collectively, the “2001 Stock Incentive Plan”). A copy of the 2001 Stock Incentive Plan is filed as an Exhibit hereto and is incorporated herein by reference. The total number of stock options and restricted shares reserved under the 2001 Stock Incentive Plan is 2,000,000, of which a total of 1,135,500 were issued and outstanding as of December 31, 2001. The total outstanding at December 31, 2001 consisted of 873,100 stock options and 262,400 restricted stock shares. All grants were made on July 19, 2001, and the vesting period for both stock options (except for 100,000 options issued to Scott Tepper of which 50% vest on July 19, 2002 and 50% on July 19, 2003) and restricted stock shares is three years with one third vesting on each grant date anniversary. The exercise strike price for the stock options as well as the fair market value (as determined by the Board of Directors on the date of grant of the restricted stock issuances) was $2.283 per option/share.

Employment Agreements

John S. Metz

      Effective July 19, 2001, the Company entered into a two (2) year employment agreement (the “Employment Agreement”) with Mr. Metz (which superseded his prior agreement dated April 28, 2000) pursuant to which the Company is obligated to pay Mr. Metz an annual salary of $250,000 or such greater amount as the Company’s Board of Directors may approve from time to time (“Base Salary”). The Company is also required to pay Mr. Metz annual cash bonuses for each fiscal year, up to 100% of his Base Salary based on the Company’s and Mr. Metz’s performance relative to certain performance goals. In addition to the 150,000 incentive stock options (“Initial Options”) granted to Mr. Metz, he also received 50,000 restricted shares. A copy of this employment agreement is filed as an Exhibit hereto and is incorporated herein by reference.

      In the event of a Change in Control transaction (as defined in the Employment Agreement) which results in the sale of substantially all of the Company and proceeds to the holders of common stock in excess of $30 million, Mr. Metz shall be entitled to a lump sum payment equal to twice his Base Salary. In the event that the proceeds received in such transaction exceed $37.5 million, Mr. Metz will be entitled to such payment at the rate of three (3) times his Base Salary. In addition, the Initial Options and any performance options previously granted will become immediately fully vested upon a Change of Control, regardless of the transaction value. The Employment Agreement contains a non-competition provision limiting Mr. Metz’s ability to compete with the Company upon the termination of his employment and Mr. Metz has executed the Company’s standard form of confidentiality and inventions assignment agreement.

Christopher C. Zorn

      Effective July 19, 2001, the Company entered into an eighteen month employment agreement (the “Employment Agreement”) with Mr. Zorn pursuant to which the Company is obligated to pay Mr. Zorn an annual salary of $150,000 or such greater amount as the Company’s Board of Directors may approve from time to time (“Base Salary”). The Company is also required to pay Mr. Zorn annual cash bonuses for each fiscal year, up to 100% of his Base Salary based on the Company’s and Mr. Zorn’s performance relative to certain performance goals. In addition to the 75,000 incentive stock options (“Initial Options”), Mr. Zorn also received 25,000 restricted shares. A copy of this employment agreement is filed as an Exhibit hereto and is incorporated herein by reference.

      The Employment Agreement contains a non-competition provision limiting Mr. Zorn’s ability to compete with the Company upon the termination of his employment and Mr. Zorn has executed the Company’s standard form of confidentiality and inventions assignment agreement.

Scott M. Tepper

      Effective July 19, 2001, the Company entered into a two (2) year consulting agreement (the “Consulting Agreement”) with Mr. Tepper. A copy of this consulting agreement is filed as an Exhibit hereto and is incorporated herein by reference. As provided for in the Consulting Agreement, the Company issued Mr. Tepper 100,000 incentive stock options, 50,000 of which vest upon the first anniversary of this agreement and 50,000 upon the second anniversary. Pursuant to the Consulting Agreement, the Company is obligated to pay Mr. Tepper a monthly fee of $15,000 for the first five (5) months and $12,000 thereafter. Mr. Tepper is acting as an independent contractor of the Company and the Consulting Agreement may be terminated upon written consent of both parties. Mr. Tepper may also be immediately terminated at the option of the Company prior to the end of the initial or any renewal consulting period, by notice to Mr. Tepper, for cause (as defined in the Consulting Agreement). The Company has agreed to reimburse Mr. Tepper for approved travel expenses incurred in connection with the performance of his services on behalf of the Company.

Brian J. Herrman

      Effective July 19, 2001, the Company entered into a two (2) year employment agreement (the “Employment Agreement”) with Mr. Herrman pursuant to which the Company is obligated to pay Mr. Herrman an annual salary of $180,000 or such greater amount as the Company’s Board of Directors may approve from time to time (“Base Salary”). The Company is also required to pay Mr. Herrman annual cash bonuses for each fiscal year, up to 50% of his Base Salary based on the Company’s and Mr. Herrman’s performance relative to certain performance goals. Pursuant to the Employment Agreement, Mr. Herrman received 100,000 incentive stock options (“Initial Options”). A copy of this employment agreement is filed as an Exhibit hereto and is incorporated herein by reference.

      All employees have executed confidentiality agreements with the Company.

Legal Proceedings

      The following individuals were officers and/or directors of Bio-Plexus at the time it filed a voluntary petition for bankruptcy on April 4, 2001: Mr. Metz, Mr. Zorn, and Mr. Tepper. In addition, one of Mr. Herrman’s prior employers, Paradigm4, filed a voluntary petition for bankruptcy on March 23, 2001. In connection with the aforementioned bankruptcies, there were no claims filed against any of the officers.

2001 Stock Incentive Plan

      On July 19, 2001, the Company adopted a new employee stock option plan and a restricted stock plan (collectively, the “2001 Stock Incentive Plan”). The total number of stock options and restricted shares reserved under the 2001 Stock Incentive Plan is 2,000,000, of which a total of 1,135,500 were issued and outstanding as of December 31, 2001. The total outstanding at December 31, 2001 consisted of 873,100 stock options and 262,400 restricted stock shares. All grants were made on July 19, 2001 and the vesting period for both stock options (except for 100,000 options issued to Scott Tepper — as described above) and restricted stock shares is three years with one third vesting on each grant date anniversary. The exercise strike price for the stock options as well as the fair market value of the restricted stock issuances was $2.283 per option/share. With regard to the restricted stock issuances, compensation expense, determined at the date of grant, is being recognized ratably in accordance with the vesting schedule. Compensation expense recognized was $92,000 for the six months ended December 31, 2001. At December 31, 2001, $508,000 of future compensation expense associated with the restricted stock shares has been deferred and is included in deferred compensation in the accompanying condensed balance sheets.

Compensation Committee Interlocks and Insider Participation

      The Company’s board of directors now consists of four directors: James Bolin who is the non-executive Chairman of the Company’s Board of Directors; Scott M. Tepper, the Vice Chairman of the Company’s Board of Directors and the brother of David A. Tepper; Kenneth Maiman, and John S. Metz, who is the president and chief executive officer of the Company.

      Messrs. Bolin and Maiman are the members of the Compensation Committee. Each is an Outside Director of the Company. No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for any other entity.

Compensation Committee Report on Executive Compensation

     Introduction

      The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, administers the Company’s 2001 Stock Incentive Plan, and sets specific compensation levels for executive officers of the Company. The goal of the Compensation Committee is to provide such levels and forms of compensation as will allow the Company to attract, retain, and motivate persons important to the growth and success of the Company. Outside Directors serve as members of the Compensation Committee.

     Compensation Programs

      Base Salary. The Committee establishes base salaries for each of the executive officers based upon their respective positions with the Company, their experience level and their individual performance. Base salaries are subject to adjustment by the Compensation Committee, from time to time, in its discretion.

      Bonuses. Each executive officer is eligible to receive a cash bonus at the election of the Compensation Committee. The bonus may be awarded at any time during the year and may be based on a specific goal or achievement or overall performance.

      Incentive Plan. Executive officers, directors and employees are eligible to participate in the Company’s 2001 Stock Incentive Plan. Grants under the 2001 Stock Incentive Plan may be made in a variety of forms including nonqualified stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (the “Code”) and restricted stock.

     Compensation of Chief Executive Officer

      Mr. Metz’s employment is governed by an employment agreement dated as of July 19, 2001 (which superceded his previous agreement dated April 28, 2000). His compensation in 2001 consisted of a base salary of $250,000 and a bonus of $75,000. For a more complete description of Mr. Metz’s compensation for 2001, please see the description provided under the heading “Employment Agreements” elsewhere in this report.

     Code Section 162(m)

      In 1993, the Code was amended to add Section 162 (m). Section 162 (m) places a limit of $1,000,000 on the amount of compensation that may be deducted by a public company in any year with respect to certain of the Company’s higher paid executives. Certain performance-based compensation that has been approved by shareholders is not subject to the deduction limitation. The 2001 cash compensation of the Company’s executive officers was well below the level where this limitation would apply. The Company believes that options granted under the 2001 Stock Incentive Plan are excluded from the Section 162 (m) limitation as performance-based compensation.

Compensation Committee,

James Bolin
Kenneth Maiman

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to the beneficial ownership of the common stock as of March 12, 2002 (unless otherwise specified) for: ( i) each person who is known by the Company to beneficially own more than five percent (5%) of the common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the directors and executive officers as a group.

	Amount And	Percent of
	Nature	Class
Name and Address	of Beneficial	Beneficially
of Beneficial Owner(1)	Ownership(2)	Owned

Appaloosa Management L.P. and David A. Tepper	9,840,284	87.0%
26 Main Street, Chatham, NJ 07928
John S. Metz		*
James Bolin		*
Kenneth Maiman		*
Scott M. Tepper		*
Brian J. Herrman		*
Christopher C. Zorn		*
All directors and executive officers as a group (6 persons)		*

*	Less than 1% of the class.

(1)	Unless otherwise indicated, the address of each named holder is c/ o Bio-Plexus, Inc., 129 Reservoir Road, Vernon, Connecticut 06066.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 13.     Certain Relationships and Related Transactions

      In July 2001, the Company entered into a two (2) year consulting agreement (the “Consulting Agreement”) with Mr. Scott M. Tepper, who is the brother of David A. Tepper, the sole stockholder and

President of Appaloosa Partners Inc., the general partner of Appaloosa, which is the major shareholder of the Company. For a description of this agreement, see “Employment Agreements” elsewhere in this report.

      For a description of the transactions between the Company and the Appaloosa Entities, see the “Business: Company Financing and Reorganization” section; “Risk Factors: Significant Stockholders Can Exercise Influence Over the Company” and “Liquidity and Capital Resources: Financing During the Chapter 11 Case”.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

           (1) FINANCIAL STATEMENTS

      Listed on page F-1 of the Financial Statements.

      (b) Reports on Form 8-K

      The Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2001.

      (c) Exhibits to 10-K for the year ended December 31, 2001.

Exhibit
No.	Description	Method of Filing

3.1	Certificate of Incorporation of the Reorganized Delaware Bio-Plexus	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 31, 2001.
3.2	Bylaws of the Reorganized Delaware Bio-Plexus	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed July 31, 2001.
4.5	Promissory Note, dated October 28, 1994, between the Company and Victor and Margaret DeMattia	Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed on March 30, 1995 (File No. 0-24128).
10.6	Marketing and Distribution Agreement dated March 16, 1995, between the Company and Allegiance	Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 2 to Annual Report on Form 10-K on June 30, 1995 (File No. 0-24128).
10.18	Development and License Agreement dated January 28, 1997 by and between the Company and Johnson & Johnson Medical, Inc.	Incorporated by reference to 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended on September 30, 1998 (File No. 0-24128).
10.19 (a)	Amendment Agreement dated April 15, 1998 between the Company and Johnson & Johnson Medical, Division of Ethicon, Inc.**	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K/A filed on October 25, 2000 (File No. 0-24128).

Exhibit
No.	Description	Method of Filing

10.51	Development and Manufacturing and Distribution Agreement dated December 19, 2000 between the Company and Fresenius Medical Care Holdings, Inc. (d/b/a Fresenius Medical Care North America)	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on July 17, 2001.
10.53	Debtor’s Modified First Amended Plan of Reorganization dated June 12, 2001	Incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on July 17, 2001.
10.54	Stock Purchase Agreement, dated as of July 18, 2001, by and among Bio-Plexus, Inc. and each of the purchasers listed on Exhibit A thereto	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 31, 2001.
10.55	Warrant, dated July 18, 2001, by and among Bio-Plexus, Inc. and each of the holders listed on Exhibit A thereto	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 31, 2001.
10.56	Registration Rights Agreement, dated as of July 18, 2001, by and among Bio-Plexus, Inc. and each of the stockholders listed on Exhibit A thereto	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 31, 2001.
10.57	2001 Stock Incentive Plan, dated as of July 19, 2001	Filed with this Report.
10.58	Employment agreement, dated July 19, 2001, between the Company and Christopher C. Zorn	Filed with this Report.
10.59	Employment agreement, dated July 19, 2001, between the Company and John S. Metz	Filed with this Report.
10.60	Employment agreement, dated June 14, 2001, between the Company and Brian J. Herrman	Filed with this Report.
10.61	Consulting agreement, dated July 9, 2001, between the Company and Scott M. Tepper	Filed with this Report.
23	Consent of Mahoney Sabol & Company, LLP	Filed with this Report.

**	Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission together with a confidential treatment request.

Item 15.     Signatures

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PLEXUS, INC. (REGISTRANT)

By:	/s/ JOHN S. METZ

John S. Metz
President, Chief Executive Officer
and Director

Dated: March 15, 2002

      Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ JOHN S. METZ John S. Metz	President, Chief Executive Officer and Director	March 15, 2002

By: /s/ JAMES BOLIN James Bolin	Non-Executive Chairman and Director	March 15, 2002

By: /s/ KENNETH MAIMAN Kenneth Maiman	Director	March 15, 2002

By: /s/ SCOTT TEPPER Scott Tepper	Vice-Chairman and Director	March 15, 2002

BIO-PLEXUS, INC.

      All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

  of Bio-Plexus, Inc.

      We have audited the balance sheets of Bio-Plexus, Inc. as of December 31, 2001 and 2000 and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Bio-Plexus, Inc. as of December 31, 2001 and 2000, and the results of its operations, and its cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and will require additional capital in 2002 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through December 31, 2002. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MAHONEY SABOL & COMPANY, LLP

Hartford, Connecticut

February 1, 2002

BIO-PLEXUS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS
Current assets:
Cash	$953,000	$4,003,000
Accounts receivable, net	352,000	516,000
Royalty receivables	163,000	—
Inventories:
Raw materials	1,015,000	1,379,000
Work-in-process	360,000	36,000
Finished goods	338,000	1,634,000

	1,713,000	3,049,000
Other current assets	201,000	127,000

Total current assets	3,382,000	7,695,000

Fixed assets, net (Note 4)	7,839,000	7,845,000
Deferred debt financing expenses, net of amortization	—	1,017,000
Patents, net of amortization	432,000	415,000

	$11,653,000	$16,972,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 5)	$60,000	$52,000
Accounts payable and accrued expenses	353,000	1,129,000
Deferred revenue	49,000	—
Accrued vacation	35,000	122,000
Other accrued employee costs	22,000	282,000

Total current liabilities	519,000	1,585,000

Long-term debt, net (Note 5)	1,199,000	17,806,000

Shareholders’ equity (deficit) (Note 7):
Common stock, $.001 par value, 25,000,000 authorized, 11,577,991 shares issued and outstanding	12,000	—
Common stock, no par value, 4,000,000 authorized, 1,488,723 shares issued and outstanding	—	76,412,000
Paid-in-capital	99,321,000	—
Deferred compensation, net	(508,000)	—
Accumulated deficit	(88,890,000)	(78,831,000)

Total shareholders’ equity (deficit)	9,935,000	(2,419,000)

	$11,653,000	$16,972,000

See accompanying summary of significant accounting policies and notes to financial statements.

BIO-PLEXUS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2001	2000	1999

Revenue:
Product	$5,565,000	$4,693,000	$5,498,000
Services (Note 10)	322,000	234,000	1,526,000
Royalties (Note 10)	484,000	68,000	—

Total revenue	6,371,000	4,995,000	7,024,000

Costs and expenses:
Product	3,640,000	2,450,000	3,754,000
Services	163,000	35,000	87,000
Pre-production manufacturing	540,000	—	—
Research and development	1,538,000	1,453,000	1,379,000
Selling, general and administrative	6,323,000	7,404,000	4,670,000

Total operating costs and expenses	12,204,000	11,342,000	9,890,000

Operating Loss	(5,833,000)	(6,347,000)	(2,866,000)

Financing Expenses:
Amortization of deferred debt financing	63,000	333,000	266,000
Other financing expense (Note 5)	854,000	4,347,000	2,158,000
Other income	(66,000)	(301,000)	(57,000)

Total financing expenses	851,000	4,379,000	2,367,000

Loss before reorganization costs	(6,684,000)	(10,726,000)	(5,233,000)
Reorganization costs	3,377,000	—	—

Net loss	$(10,061,000)	$(10,726,000)	$(5,233,000)

Net loss (basic and diluted) per common share	$(1.65)	$(7.30)	$(3.86)

Weighted average common shares outstanding	6,081,913	1,469,551	1,354,092

See accompanying summary of significant accounting policies and notes to financial statements.

BIO-PLEXUS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Deferred
			Paid-in-	Compensation,	Accumulated
	Shares	Amount	Capital	Net	Deficit	Total

Balance — December 31, 1998	1,279,316	$65,349,000	$—	$—	$(62,872,000)	$2,477,000
Exercise of stock options	3,292	89,000				89,000
Cash proceeds from sale	54,956	1,100,000				1,100,000
Board of Directors’ fees	1,738	43,000				43,000
Conversion of notes payable	54,475	1,467,000				1,467,000
Conversion of warrants	14,604	—				—
Warrants issued with debt		3,785,000				3,785,000
Net loss					(5,233,000)	(5,233,000)

Balance — December 31, 1999	1,408,381	71,833,000	—	—	(68,105,000)	3,728,000
Exercise of stock options	4,495	115,000				115,000
Cash proceeds from sale	25,000	750,000				750,000
Board of Directors’ fees	1,886	40,000				40,000
Conversion of notes payable	48,961	1,333,000				1,333,000
Warrants issued with debt	—	2,192,000				2,192,000
Expiration of Redeemable Common Stock Warrants	—	149,000				149,000
Net loss					(10,726,000)	(10,726,000)

Balance — December 31, 2000	1,488,723	76,412,000	—	—	$(78,831,000)	$(2,419,000)
Board of Directors’ fees	1,319	18,000				18,000
Fresenius common stock purchase	10,174	79,000				79,000
Reclass old common stock balance to paid-in-capital		(76,499,000)	76,499,000			—
Conversion of notes payable and cash proceeds from sale	9,815,284	1,000	22,223,000			22,224,000
Net shares issued in connection with restricted stock plan including deferred compensation and amortization	262,400		599,000	(508,000)		91,000
Net loss					(10,061,000)	(10,061,000)
Rounding	91	1,000			2,000	3,000

Balance — December 31, 2001	11,577,991	$12,000	$99,321,000	$(508,000)	$(88,890,000)	$9,935,000

See accompanying summary of significant accounting policies and notes to financial statements.

BIO-PLEXUS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Loss before reorganization costs	$(6,684,000)	$(10,726,000)	$(5,233,000)
Adjustments to reconcile loss before reorganization costs to net cash used in operating activities:
Depreciation and amortization	907,000	546,000	552,000
Recognition of stock-based compensation (Note 8)	92,000	—	—
Write-down of equipment to net realizable value (Note 4)	—	60,000	280,000
Amortization of deferred debt financing expenses	63,000	333,000	266,000
Amortization of debt discount	114,000	2,364,000	1,747,000
Reorganization cost payments	(636,000)	—	—
Decrease (increase) in assets:
Accounts receivable, net and royalty receivables	1,000	392,000	(344,000)
Inventories	1,336,000	(787,000)	(238,000)
Other current assets	(74,000)	49,000	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(776,000)	288,000	275,000
Accrued vacation and other accrued employee costs	(347,000)	(24,000)	19,000
Accrued product replacement costs	—	—	(222,000)
Deferred revenue (Note 10)	49,000		(875,000)
Other, net	18,000	290,000	(188,000)

Net cash used in operating activities	(5,937,000)	(7,215,000)	(3,961,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets, net	(868,000)	(4,040,000)	(536,000)
Long-term investment	—	—	627,000
Cost of patents	(49,000)	(107,000)	(103,000)

Net cash used in investing activities	(917,000)	(4,147,000)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (Note 5)	2,895,000	750,000	1,100,000
Proceeds from exercise of common stock options	—	115,000	91,000
Accretion of accrued interest	937,000	1,721,000	—
Proceeds from long-term debt	—	9,900,000	2,060,000
Payments of deferred financing costs	—	(885,000)	—
Increase in notes payable	27,000	3,850,000	2,750,000
Proceeds from sale and leaseback	—	—	137,000
Repayments of long-term debt	(55,000)	(953,000)	(1,833,000)

Net cash provided by financing activities	3,804,000	14,498,000	4,305,000

Net increase (decrease) in cash	(3,050,000)	3,136,000	332,000
Cash, beginning of period	4,003,000	867,000	535,000

Cash, end of period	$953,000	$4,003,000	$867,000

Supplemental cash flow disclosures:
Cash payments of interest (net of amounts capitalized)	$134,000	$382,000	$412,000
Cash payments of income taxes	2,000	1,000	4,000
Debt discount	—	2,192,000	1,900,000
Surrender of debt upon conversion to equity	19,408,000	1,333,000	1,467,000
Non-cash reorganization costs	2,741,000	—	—

See accompanying summary of significant accounting policies and notes to financial statements.

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Formation and Operations of the Company

      Bio-Plexus, Inc. (the “Company”) was incorporated in Connecticut on September 4, 1987 and subsequently re-incorporated as a Delaware company on July 18, 2001 (pursuant to a merger agreement entered into pursuant to the Plan of Reorganization). The Company was formed for the purpose of the design, development, manufacture, sale and license of medical products. The Company’s operations consist of two business segments: Safety Medical Products and Accessories and Joint Venture Design and Development.

      The products included in the Company’s Safety Medical Products and Accessories segment include safety blood collection needles, needle holders, and needle disposal containers. The Company sells its products to hospitals, medical centers, and certain distributors both domestically and internationally. Since its inception, the Company has devoted substantially all of its efforts to the development and marketing of a series of safety blood collection needles and accessories marketed under the Punctur-Guard® trademark, the development of licensing agreements, and the development and construction of needle assembly systems used to manufacture the Punctur-Guard® needles. The Company has funded its operating losses since inception through loans and the sale of debt and equity securities.

      The Joint Venture Design and Development segment includes all contract design and development revenue and associated costs resulting from joint ventures and strategic partnerships with other healthcare companies. The primary source of these revenues has been the development contract with Johnson & Johnson Medical (“JJM”) for the design and development of a new safety I.V. catheter, which was introduced to the market by JJM in late 2000 (See Note 10).

  Reorganization and Emergence from Chapter 11 and Going Concern

      On April 4, 2001 (the “Petition Date”) the Company filed a voluntary petition for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Connecticut (the “Bankruptcy Court”). As of the Petition Date, the Company commenced operating its business and managed its properties as a debtor-in-possession.

      On April 4, 2001, the Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan of Reorganization”) with the Bankruptcy Court. The Disclosure Statement set forth certain information regarding, among other things, significant events that had occurred during the Company’s Chapter 11 case and the anticipated organization, operation and financing of the reorganized Company (“Reorganized Company”). On June 12, 2001 a confirmation order was entered by the Bankruptcy Court that confirmed the Plan of Reorganization pursuant to Bankruptcy Code section 1129, and the Company emerged from its debtor-in-possession status as the Reorganized Company. The conditions precedent to the effectiveness of the Plan of Reorganization included, among other things, reincorporation of the Reorganized Company in the State of Delaware, there being no material adverse change in the development and launch of the Company’s Winged Set product line, and the consummation of the Appaloosa Private Placement (as described below).

      The conditions precedent to the effectiveness of the Plan of Reorganization were met on July 18, 2001 with the reincorporation of the Reorganized Company in the State of Delaware, payment in full of all trade vendors, the conversion of the Appaloosa Entities’ debt into Company common stock, and the consummation of the Appaloosa Private Placement. Subsequent to these events, the Appaloosa entities owned 87% of the Company’s stock. All references to the Company before, during, and after the reorganization, and after the reincorporation in Delaware, will be as the “Company”.

      The financial statements have been prepared assuming the Company will continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, future profitable operations, and the ability to generate sufficient cash from operations and financing arrangements to meet ongoing obligations. The uncertainty with respect to obtaining additional financing, coupled with the recurring

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

net losses from operations, raise doubt about the Company’s ability to continue as a going concern. The Company will need to raise working capital to fund operations in the latter half of 2002. The Company continues to explore additional financing alternatives and potential strategic relationships which may provide additional sources of working capital. The Company also continues to explore opportunities to further reduce operating costs and expenses. The financial statements do not include any adjustments to the carrying value of assets and liabilities that might be necessary as a consequence of these uncertainties.

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

  Inventories

      All inventories are stated at cost using the weighted average valuation method. Included in inventory totals were allowance for obsolescence of approximately $69,000 and $8,000 at December 31, 2001 and 2000, respectively.

  Revenue Recognition

      Product sales and related costs are recorded by the Company upon shipment of product to the customer or distributor.

      Royalty revenue is recorded as earned, based on monthly reports of royalties owed from licensees.

      Equipment sales as a result of strategic partnerships are progress billed and revenue is recognized in the billing period.

      The Company’s strategic partnerships resulted in the recognition of development contract or “service” revenue. Pursuant to the terms of the agreements with these strategic partners, product and process development services are progress billed as performed and revenue is recognized over the estimated project period.

  Fixed Assets

      Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3-32 years. Maintenance and repair expenditures are charged to expense as incurred.

  Deferred Debt Financing Expenses and Debt Discount

      Financing expenses and debt discount incurred in connection with the issuance of long-term debt were amortized using the interest method over the term of the debt, until the Plan of Reorganization took place in 2001.

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

  Income Taxes

      The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

  Patents

      Patent costs are capitalized as incurred and amortized on a straight-line basis over the shorter of the legal term or estimated economic life of the patent. Patent costs are net of accumulated amortization of $131,000 and $99,000 as of December 31, 2001 and December 31, 2000, respectively.

  Reclassification

      Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

  Description of Reorganization Accounting

      In connection with the reorganization, the Company reviewed the recommended accounting principles for entities emerging from Chapter 11 (“fresh start reporting”) set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 provides guidance with regard to disclosures while an entity is in reorganization, and requires that fresh start reporting (purchase accounting) be adopted when the reorganization value of the assets of the emerging entity (immediately before the date of confirmation) is less than the total of all post-petition liabilities and allowed claims, and the holders of existing voting shares immediately before confirmation receive less than fifty percent (50%) of the voting shares of the emerging entity. If fresh start reporting were applicable, it would require, among other things, an allocation of the reorganization value to the assets of the Company, creating a new set of financial statements for the reorganized entity. These statements would not be comparable with those prepared before the reorganization plan because they would be those of a new entity.

      In connection with the Plan of Reorganization, the holders of the existing shares received only 15% of the voting shares of the Company; however, the reorganization value of the Company was not deemed to be less than the total of all post-petition liabilities and allowed claims. Accordingly, the adoption of the fresh start requirements was not applicable, and therefore the transaction was accounted for at historical values within the third quarter of 2001 financial statements, which allows comparison of the Company’s financial statements to those of prior periods.

      In determining the reorganization value, the Company utilized prior independent appraisals, discounted cash flow analysis, and comparable industry standards. The Company, subsequent to its reorganization on July 18, 2001, has paid all allowed unsecured claims and pre-petition value. All other allowed secured and priority claims were not subject to compromise, and with the exception of the Convertible Notes, were carried forward at historical values. Accordingly, there was no discounting or forgiveness of debt associated with the reorganization. Costs of the reorganization are separately identified within the statements of operations.

     Reorganization Costs

      As part of the Plan of Reorganization, certain costs were incurred and certain asset carrying values were impaired, causing a write-off of such assets. The total reorganization charge in the accompanying 2001 statements of operations was $3,377,000. Of that amount, $2,741,000 represents write-offs of unamortized debt financing costs and unamortized debt discounts. Both of these assets had originally been established with

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the placement of the Convertible Notes, and because of the conversion to common stock of this debt, the associated unamortized debt financing and debt discount carrying values were written off. The remaining $636,000 represents professional fees paid during the reorganization period.

3. New Accounting Standards

      During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment, SFAS No. 143, “Accounting for Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 142 and 144 would be effective for the Company’s fiscal year-ended December 31, 2002 and SFAS 143 would be effective for the Company’s fiscal year ended December 31, 2003. The Company has quantified the impact of adopting the above SFAS pronouncements and has determined that the effect on the Company’s financial position and results of operations is immaterial.

4. Fixed Assets

      Fixed assets consist of the following:

	December 31,	December 31,
	2001	2000

Land and building	$3,083,000	$2,490,000
Machinery and equipment	6,113,000	2,906,000
Construction-in-progress	52,000	3,797,000
Production molds	2,825,000	2,922,000
Office furniture and equipment	451,000	875,000
Fixed assets under capital lease	103,000	76,000

	12,627,000	13,066,000
Less: accumulated depreciation	(4,788,000)	(5,221,000)

	$7,839,000	$7,845,000

      Depreciation expense was $875,000 in 2001, $519,000 in 2000, and $532,000 in 1999.

      Total fixed assets includes $527,000 and $211,000 of capitalized interest as of December 31, 2001 and December 31, 2000, respectively.

      Beginning in 1996 and continuing into 2000, certain of the Company’s fixed assets were written down to net realizable value and were subsequently written off, as the manner in which these assets were used by the Company had changed. These fixed assets consisted of primarily the Company’s first generation production machinery and equipment used to manufacture its blood collection needle product line. This machinery and equipment was internally constructed, lower volume equipment that was phased out over this time period in favor of higher volume, more automated, more efficient production machinery and equipment. Total losses resulting from these write-downs and subsequent write-offs amounted to $0 in 2001, $60,000 in 2000, $280,000 in 1999, and $1,359,000 in 1998, and such losses were reported in product costs on the statements of operations in those years.

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Contractual Obligations and Commercial Commitments

      The Company’s contractual obligations and commercial commitments as of December 31, 2001 and 2000 consisted of the following:

	Payments Due by Period
	Total as of					Total as of
Contractual	December 31,	Less than	1-3	4-5	After	December 31,
Obligations	2001	1 Year	Years	Years	5 Years	2000

Long-Term Debt	$1,194,000	$40,000	$91,000	$109,000	$954,000	$17,801,000
Capital Lease Obligations	65,000	20,000	38,000	7,000	—	57,000
Operating Leases	69,000	30,000	29,000	10,000	—	84,000
Unconditional Purchase Obligations	9,000	9,000	—	—		1,301,000
Other Long-Term Obligations	—	—	—	—	—	—

Total Contractual Cash Obligations	$1,337,000	$99,000	$158,000	$126,000	$954,000	$19,243,000

Amount of Commitment Expiration Per Period
Total
Amounts
Committed
	December 31,	Less than	1-3	4-5	Over 5
Other Commercial Commitments	2001	1 Year	Years	Years	Years

Lines of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$—	$—	$—	$—	$—

      Rent expense was $62,000 in 1999, $54,000 in 2000 and $65,000 in 2001.

      The December 31, 2000 long-term debt balance of $17,801,000 shown above was net of $1,902,000 of unamortized discount. During 2001, this amount was written off as part of the Company’s total reorganization costs of $3,377,000 reflected in the accompanying statements of operations.

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

     Financing Transactions with the Appaloosa Entities

      The following section details the Company’s financing and reorganization activities covering the period from 1999 to the effective reorganization date of July 18, 2001. During this timeframe, the Company

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

completed a series of financings with the Appaloosa Entities. In accordance with the Company reorganization on July 18, 2001, all Appaloosa Entities’ debt was subsequently converted to Company common stock and Appaloosa Entities’ common stock warrants and stock options were canceled and deemed extinguished as part of the Plan of Reorganization. All references to the Company before, during, and after the reorganization, and after the reincorporation in Delaware, will be as the “Company”, unless otherwise indicated.

     Convertible Note Financing

      On September 21, 1999, the Company received a commitment from Appaloosa Management L.P. for a total financing package of $17.5 million, comprised of (i) $16.75 million of zero-coupon, secured convertible notes due 2005 (the “Convertible Notes”), (ii) 25,000 shares of common stock issued at a purchase price of $30 per share (the “Permanent Financing Shares”) and (iii) nine-year warrants to purchase up to 150,000 shares of common stock at an initial exercise price of $70 per share (the “$70 Warrants”, and collectively with the Convertible Notes and the Permanent Financing Shares, the “Permanent Financing”). The Permanent Financing was consummated on April 28, 2000 after receipt of stockholder approval of the terms of the Permanent Financing and certain related matters. All Convertible Notes were converted into Company common stock on July 18, 2001, as part of the consummation of the Plan of Reorganization (see Note 1).

     Bridge Transactions

      Pending consummation of the Permanent Financing, on October 21, 1999, the Company issued to certain funds for which Appaloosa Management L.P. acts as investment adviser (collectively, the “Appaloosa Entities”) a 7.5% non-convertible secured note in the aggregate principal amount of $3 million (the “First Bridge Note”). In January 2000, the interest rate on the First Bridge Note was increased to 12% per annum. In connection with the issuance of the First Bridge Note, the Company also issued to the Appaloosa Entities (i) a five-year warrant to purchase up to 100,000 shares of common stock, at an initial exercise price of $30 per share (the “$30 Warrants”) and (ii) a nine-year warrant to purchase up to 150,000 shares of common stock at an initial exercise price of $50 per share (the “$50 Warrants”) (the $30 Warrants and $50 Warrants are collectively referred to herein as the “First Bridge Warrants”). At the election of the Appaloosa Entities and upon the closing of the Permanent Financing, the exercise price of the $30 Warrants increased to $40 per share of common stock. The exercise price of the $50 Warrants increased to $70 per share of common stock upon the closing of the Permanent Financing. The $50 Warrants contained a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt and was amortized over the term of the First Bridge Note.

      On January 5, 2000, the Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $1.65 million (the “Second Bridge Note”). In connection with the issuance of the Second Bridge Note, the Company also agreed to issue and sell on the earlier of (i) April 30, 2000 and (ii) the closing of the Permanent Financing, five-year warrants to acquire up to 20,000 shares of common stock at an initial exercise price of $30 per share (the “Second Bridge Warrants”). The Second Bridge Warrants contained a net-exercise provision.

      On April 3, 2000, the Company issued to the Appaloosa Entities a 15% non-convertible secured note in the aggregate principal amount of $2.2 million (the “Third Bridge Note”). No warrants or convertible securities were issued in connection with the Third Bridge Note. The First Bridge Note, the Second Bridge Note and the Third Bridge Note are collectively referred to as the “Bridge Notes”. The Bridge Notes were not convertible into shares of common stock and were paid-in-full at the closing of the Permanent Financing on April 28, 2000.

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Permanent Financing

      In order to consummate the Permanent Financing, the Company was required by the rules of the NASDAQ Stock Market to obtain the approval of a majority of the Company’s stockholders of the terms and conditions of the Permanent Financing. In addition, the Connecticut Business Corporation Act required that the Company obtain stockholder approval of (i) an amendment to the Company’s certificate of incorporation (the “Charter Amendment”) and (ii) an amendment to the Company’s 1991 Long-Term Incentive Plan (the “Incentive Plan Amendment”). The Charter Amendment and the Incentive Plan Amendment were required by the terms of the Permanent Financing. The approval of the Company’s stockholders of the terms of the Permanent Financing, the Charter Amendment and the Incentive Plan Amendment is collectively referred to as “Stockholder Approval”. Coinciding with Stockholder Approval obtained on April 28, 2000, the Company issued to the Appaloosa Entities the Convertible Notes, the Permanent Financing Shares and the $70 Warrants. The Convertible Notes were convertible into shares of common stock at an initial conversion price of $30. The $70 Warrants contained a net-exercise provision. The fair value of the warrants at the date of issuance was recorded as a discount on the debt, which was to be amortized over the term of the debt.

      The Permanent Financing generated aggregate proceeds to the Company of $17.5 million. After repayment of the Bridge Notes and costs and expenses associated with the financing, the Company realized net proceeds of approximately $9.6 million, which was available along with existing resources for general working capital purposes, subject to the terms and conditions of the Permanent Financing transaction agreements.

      The Convertible Notes contained certain restrictive covenants, including, but not limited to, minimum (maximum) operating profit (loss), minimum product sales revenues, and maximum permitted capital expenditures, all as defined. Prior to the effectiveness of the Plan of Reorganization, the Company was in violation of the operating profit (loss) and minimum product sales revenues covenants. Under the terms of the agreement, the Appaloosa Entities were entitled to call the Convertible Notes if the Company was in violation of any restrictive covenant. The covenant violations were not waived by the Appaloosa Entities; however, such notes were converted under the provisions of the Plan of Reorganization (see above). Accordingly, the full amount of the convertible debt was classified as a current liability as of March 31, 2001, up until July 18, 2001, when the debt was converted to equity.

     Convertible Debentures

      On April 27, 1999, the Company sold an aggregate principal amount of $2,500,000 of its 6% Convertible Debentures due June 30, 2004 (the “6% Debentures”) to several purchasers (the “Debenture Holders”) (the “Convertible Debenture Financing”). The 6% Debentures were convertible at any time at the option of the Debenture Holders into shares of the Company’s common stock at the lesser of a fixed conversion price of $30.60 per share (as may have been adjusted from time to time) or a floating conversion price at the time of the conversion if the floating conversion price was less than $30.60 per share (as may have been adjusted from time to time). The 6% Debentures could have been wholly or partially redeemed at the option of the Company for an amount not to exceed 130% of the face value thereof plus accrued and unpaid interest at any time after the date of issuance. As of September 30, 2000, the Debenture Holders had converted all of the $2,500,000 outstanding principal balance of the 6% Debentures into 88,073 shares of common stock. The Company and the Debenture Holders had limited put and call options, respectively, for additional 6% Debentures. In connection with the subsequent financing by the Appaloosa Entities, the Company agreed not to exercise its put right under the 6% Debentures. As of July 26, 2000, the Debenture Holders’ call options expired and were not exercised. In connection with the Convertible Debenture Financing, the Company issued a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $33.80 per share. Such warrant was canceled and deemed extinguished as part of the Plan of Reorganization explained above.

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Appaloosa Private Placement

      On July 18, 2001, the Company completed a private placement of 1,314,060 shares of its common stock to certain funds for which Appaloosa Management L.P. acts as investment adviser (collectively referred to herein as the “Purchasers”). The purchase price paid for the stock was $3 million, which was reduced in an amount equal to the Purchaser’s costs incurred in connection with the transaction and the amount of the Company’s outstanding indebtedness for borrowings pursuant to the financing provided by the Purchasers during the Chapter 11 case. The private placement was made pursuant to a Stock Purchase Agreement, which contained customary provisions, including representations and warranties.

6. Income Taxes

      Net deferred tax assets are as follows:

	December 31,

	2001	2000

Costs capitalized for tax purposes	$30,000	$14,000
Research tax credits	—	770,000
Net operating losses	9,210,000	27,116,000

Gross deferred tax assets	9,240,000	27,900,000
Deferred tax liabilities — depreciation	(1,305,000)	(1,050,000)

	7,935,000	26,850,000
Less: valuation allowance	7,935,000	26,850,000

Net deferred tax assets	$—	$—

      The Company has provided a valuation allowance for the full amount of net deferred tax assets since the realization of these future benefits cannot be reasonably assured as of the end of each related year. If the Company achieves profitability, the net deferred tax assets would be available to offset future income taxes.

      At December 31, 2001, the Company has available federal net operating loss (NOL) carryforwards of approximately $89,000,000. However, because of the ownership change described in footnote 1, the federal NOLs are subject to certain annual limitations. This is because, as defined in the Internal Revenue Code section 382, certain substantial ownership changes limit the utilization of the available net operating loss and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership, by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership in July 2001, and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $1,300,000 of its federal NOLs per year, for those federal NOLs generated prior to July 2001. In addition, there were approximately $5,000,000 of federal net operating loss carryforwards generated after the change of ownership (from July 2001 to December 2001). There are no limitations associated with the Company’s ability to utilize the $5,000,000 of additional federal NOLs.

      The federal carryforwards expire in years 2002 through 2021. State of Connecticut net operating loss carryforwards of approximately $38,000,000 expire in years 2002 through 2006.

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Shareholders’ Equity

     Capital Stock Transactions

      Effective July 18, 2001, the Reorganized Company reincorporated in the State of Delaware. The reorganization was effected pursuant to a merger agreement entered into pursuant to the Plan of Reorganization (the “Merger Agreement”). Immediately prior to the reincorporation, the Reorganized Company affected a reverse stock split pursuant to the Plan of Reorganization. As a result of the reverse stock split, each ten shares of the Reorganized Company’s common stock was converted into one share of Reorganized Company common stock. Thereafter, the reincorporation was effected in accordance with the Merger Agreement by merging the Reorganized Company with and into the Company. As a result of that merger, the separate corporate existence of the Reorganized Company ceased, and the certificate of incorporation and bylaws of the Company became and continue in effect as the registrant’s certificate of incorporation and bylaws. All share and per share information has been restated to reflect the effect of the reverse split. All warrants and options issued prior to the Company reorganization on July 18, 2001 were canceled and deemed extinguished.

      The Company has an authorized class of 5,000,000 shares of preferred stock, none of which are issued and outstanding as of December 31, 2001. The Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences of the preferred stock, including their redemption, dividend and conversion rights. The preferred stock could have the effect of delaying, deterring or preventing a change of control. At December 31, 2000, the Company had 3,000,000 shares of convertible preferred stock authorized, none of which were issued and outstanding.

      In conjunction with the Appaloosa Private Placement described in Note 5, the Company also issued to the Appaloosa Entities (“Purchasers”) warrants to purchase 1,314,060 shares of its common stock (the “Warrants”). The Warrants have an exercise price of $2.283 per share. The Warrants contain customary provisions, including anti-dilution protection. Upon the Company achieving certain performance targets, (a) the Company shall have the right to redeem these Warrants at a price of $.01 per share at any time 45 days after the Purchasers receive notice of the achievement of the performance target by the Company and (b) the Warrants shall be exercisable by the Purchasers for 30 days after the Purchasers receive notice of the achievement of the performance target by the Company. The exercise of these Warrants, assuming they are exercised in full, would yield proceeds of approximately $3 million to the Company.

8. 2001 Stock Incentive Plan

      On July 19, 2001 the Company adopted a new employee stock option plan and a restricted stock plan (collectively, the “2001 Stock Incentive Plan”). The total number of stock options and restricted stock shares reserved under the 2001 Stock Incentive Plan is 2,000,000, of which a total of 1,135,500 were issued and outstanding as of December 31, 2001. The total outstanding at December 31, 2001 consisted of 873,100 stock options and 262,400 restricted stock shares. All grants were made on July 19, 2001 and the vesting period for both stock options (except for the two-year vesting period associated with 100,000 stock options issued to Scott Tepper, a director of the Company) and restricted stock shares is three years with one third vesting on each grant date anniversary. The exercise strike price for the stock options as well as the fair market value on the date of grant of the restricted stock issuances was $2.283 per option/share. The stock options are exercisable over a period of 10 years from the grant date.

      With regard to the restricted stock issuances, compensation expense, determined at the date of grant, is being recognized ratably in accordance with the vesting schedule. Compensation expense recognized was $92,000 for the six months ended December 31, 2001. At December 31, 2001, $508,000 of future compensation expense associated with the restricted stock shares has been deferred and is included in deferred compensation in the accompanying balance sheets.

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity under the 2001 Stock Incentive Plan is as follows:

	Number of	Exercise
	Options	Price

Outstanding at December 31, 1998	42,890
Granted — 1999	15,300	$21.60 - $25.60
Canceled — 1999	(683)	$27.50 - $92.50
Exercised — 1999	(3,292)	$27.50

Outstanding at December 31, 1999	54,215
Granted — 2000	78,406	$13.80 - $40.60
Canceled — 2000	(20,870)	$13.80 - $27.50
Exercised — 2000	(6,250)	$21.60 - $27.50

Outstanding at December 31, 2000	105,501
Canceled July 18, 2001	(105,501)

Outstanding at July 19, 2001	0
Granted — 2001	873,100	$2.283
Exercised — 2001	—

Outstanding at December 31, 2001	873,100

      There are no stock options exercisable under the 2001 Stock Incentive Plan at December 31, 2001.

      The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has reviewed provisions of FASB 123, “Accounting for Stock Based Compensation,” and determined that the effects on the financial statements for the years ended December 31, 2001 and 2000 are immaterial. Therefore, no pro forma information has been presented.

9. Disclosures About Fair Value of Financial Instruments

      The carrying amount for cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying amount for accounts receivable, note payable, accounts payable, and accrued expenses, are deemed reasonable because of the short-term nature of these items.

      The following table represents the fair value of the Company’s long-term debt. Such values are estimated based upon the current rates that would be offered to the Company on similar debt.

December 31, 2001		December 31, 2000

Carrying	Fair	Carrying	Fair
Amount	Value	Amount	Value

$1,194,000	$1,194,000	$17,801,000	$9,600,000

10. Licensing and Distribution Agreements

      On January 28, 1997 the Company entered into a Development and License Agreement and a Supply Agreement with Johnson & Johnson Medical, Inc. (“JJM”) of Arlington, Texas. Under the terms of the agreements, the Company would develop and manufacture safety needle assemblies for JJM utilizing its self-blunting technology, which would be used by JJM, under an exclusive worldwide license granted by the

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company, to manufacture and sell a new safety I.V. catheter. The Company received $2,900,000 in service fees to complete the development of the safety needle assemblies and for the development of the manufacturing equipment and tooling. JJM agreed to acquire initial production equipment and tooling which was completed in 1998.

      On April 9, 1998 the Company amended the Development and License Agreement and canceled the Supply Agreement with JJM. The amended terms include certain changes in the licensing and royalty agreements as well as the transfer of manufacturing of the safety needle assemblies to JJM, in exchange for an initial milestone payment of $3,500,000, with an additional $500,000 payable upon the completion of certain milestones. The $3,500,000 payment was recorded as deferred revenue and $875,000 and $2,625,000 were recognized into income during 1999 and 1998, respectively. The revised agreement also provided for an additional $300,000 payable to the Company for initial capital equipment purchases, which were paid in 2000 and 2001. This agreement also stipulates the payment of royalties based on unit volume sales of the licensed product. There are minimum royalties stipulated in this agreement. The royalties under this agreement began in the calendar year 2001. The minimum royalties for the first year were $184,000. However, because the actual unit sales by JJM exceeded the minimums, the actual royalties earned in 2001 were $393,000.

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

      On October 23, 1998, the Company entered into an exclusive License Agreement and Design, Development and Asset Transfer Agreement for a safety Peripherally Inserted Central Catheter (“PICC”) introducer with TFX Medical (“TFX”), a division of Teleflex Incorporated, the industry’s dominant supplier of PICC introducers. The License Agreement includes certain minimum annual volume requirements and ongoing royalties on the sale of PICC introducer catheters featuring Punctur-Guard® technology. In the first quarter of 2000, the Company completed its obligations under the Design, Development and Asset Transfer Agreement. The Company earned $91,000 in royalties from TFX in fiscal year 2001, compared to $68,000 in fiscal 2000.

      In January 2000, the Company entered into a distribution agreement with Owens & Minor, a major distributor of medical products to hospitals throughout the United States. Owens & Minor, a Fortune 500 company headquartered in Richmond, Virginia, is one of the nation’s largest distributors of national brand medical and surgical supplies. The company’s distribution centers serve hospitals, integrated healthcare systems and group purchasing organizations nationwide. The distribution agreement allows Owens & Minor to purchase and distribute all of the Bio-Plexus blood collection products.

      On February 21, 2000, the Company entered into a distribution agreement with McKessonHBOC Medical Group of Richmond, Virginia. McKessonHBOC’s Supply Management Business is a leading distributor of medical-surgical supplies to more than 5,000 hospitals nationwide. The agreement allows McKessonHBOC to purchase and distribute the Company’s products on a non-exclusive basis without territorial limitations or restrictions. The agreement is in effect for a period of five years and shall continue automatically in effect for successive terms of five years each until terminated by either party.

      On December 19, 2000, the Company entered into a Development and Manufacturing and Distribution Agreement with Fresenius. Pursuant to this agreement, during the first phase, the Company and Fresenius will develop Extracorporeal Therapy Needles, and the Company will deliver 5,000 finished needle assemblies for evaluation by Fresenius. The Company anticipates that it will complete these obligations under the contract in the second quarter of 2002. Fresenius then has a four-month option period to decide whether or not to proceed

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

with the second phase. If it elects to exercise the option for phase two, Fresenius will manufacture, market, and distribute the needles. In connection with this agreement, the Company also granted to Fresenius, contingent on its exercise of the phase two option, an exclusive worldwide license to manufacture, have manufactured, use, sell, have sold or offer for sale such needles utilized in dialysis applications covered by the Punctur-Guard® technology. The Fresenius agreement provides for the payment of royalties to the Company within twelve months after the election by Fresenius to proceed with phase two.

      The Company has been successful in negotiating a number of GPO supply agreements that represent the majority of hospitals in the U.S. Having these agreements in place is an added incentive for a member healthcare organization to purchase the Company’s products. In 2001 the Company entered into multiple year agreements with three of the leading GPOs — Amerinet, Broadlane and Consorta — and the Department of Veteran Affairs for supplying the Company’s products to V.A. hospitals. The Company also has an evaluation agreement with Premier, which is one of the largest GPOs in the country. This agreement, entered into in the fourth quarter of 2000, is for 18 months. The Company is currently in the process of negotiating a new multi-year agreement, which it expects to successfully conclude in 2002.

11. Segment Financial Data

      The Company’s operations consist of two worldwide business segments: Safety Medical Products and Accessories and Joint Venture Design & Development. The Safety Medical Products and Accessories segment includes operations associated with the manufacture of blood collection needles, needle holders and needle disposal containers. Starting in 2000, this segment also began to include royalty revenues. The Joint Venture Design & Development segment includes operations associated with product design and development, product licensing, and the design, development and construction for machinery and tooling in connection with joint venture partners.

      Distinct reporting by such segments was deemed necessary by management based on the significance of reported revenues and expenses and the Company’s intention to focus operating resources in both of these areas. For the periods presented, there were no intersegment revenues.

      Information with respect to each of the Company’s business segments is as follows:

     Segment Revenue

	2001	2000	1999

Safety Medical Products and Accessories	$6,049,000	$4,761,000	$5,498,000
Joint Venture Design & Development	322,000	234,000	1,526,000

Total Revenue	$6,371,000	$4,995,000	$7,024,000

     Major Customers

      The Company had one customer in the Safety Medical Products and Accessories segment, a domestic distributor of product, which accounted for approximately 38%, 49%, and 52% of revenues for 2001, 2000, and 1999, respectively. Another domestic distributor of product in this segment accounted for approximately 23%, 26%, and 13% of revenues for 2001, 2000, and 1999, respectively. If the Company lost one of these distributors, the hospitals and other users could still purchase the Company’s products from other distributors. However, the loss of business of any of the foregoing distributors could disrupt the Company’s business and possibly have a material adverse effect on the business and prospects of the Company. The Company had export sales in this segment of approximately $51,000 in 2001, $0 in 2000, and $548,000 in 1999.

BIO-PLEXUS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Segment Profit (Loss)

	2001	2000	1999

Safety Medical Products and Accessories	$2,409,000	$2,311,000	$1,744,000
Joint Venture Design & Development	159,000	199,000	1,439,000

Total Gross Margin	2,568,000	2,510,000	3,183,000

Selling, general and administrative expenses	6,323,000	7,404,000	4,670,000
Pre-production manufacturing	540,000	—	—
Research and development	1,538,000	1,453,000	1,379,000
Reorganization costs	3,377,000	—	—
Financing expenses	851,000	4,379,000	2,367,000

Net Loss	$(10,061,000)	$(10,726,000)	$(5,233,000)

     Segment Capital Expenditures

	2001	2000	1999

Safety Medical Products and Accessories	$868,000	$4,040,000	$536,000
Joint Venture Design & Development	—	—	—

Total Capital Expenditures	$868,000	$4,040,000	536,000

      Net identifiable assets related to Safety Medical Products and Accessories were $5,700,000, $5,561,000, and $2,198,000, at December 31, 2001, 2000, and 1999, respectively. Depreciation expense related to these assets was $729,000, $391,000, and $269,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Due to the service nature of the Joint Venture Design and Development segment, identifiable assets were not material for the periods presented.