Form 10-Q
period 2002-03-31
BIO PLEXUS INC
filed 2002-05-14
CIK 865532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No  .

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

SHARES OUTSTANDING
CLASS OF COMMON STOCK	AS OF MAY 14, 2002

Common Stock, $0.001 par value	11,569,191

BIO-PLEXUS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

BIO-PLEXUS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Unaudited)

ASSETS

Current assets:

Cash	$782,000	$953,000

Accounts receivable, net	485,000	352,000

Royalty receivables	199,000	163,000

Inventories:

Raw materials	732,000	1,015,000

Work-in-process	532,000	360,000

Finished goods	271,000	338,000

	1,535,000	1,713,000

Other current assets	153,000	201,000

Total current assets	3,154,000	3,382,000

Fixed assets, net	7,583,000	7,839,000

Patents, net of amortization	424,000	432,000

	$11,161,000	$11,653,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$62,000	$60,000

Accounts payable and accrued expenses	516,000	353,000

Deferred revenue	49,000	49,000

Accrued vacation	27,000	35,000

Other accrued employee costs	69,000	22,000

Total current liabilities	723,000	519,000

Long-term debt, net	1,183,000	1,199,000

Shareholders’ equity:

Common stock, $.001 par value, 25,000,000 authorized, 11,569,191 and 11,577,991 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	12,000	12,000

Paid-in-capital	99,305,000	99,321,000

Deferred compensation, net	(443,000)	(508,000)

Accumulated deficit	(89,619,000)	(88,890,000)

Total shareholders’ equity	9,255,000	9,935,000

	$11,161,000	$11,653,000

The accompanying notes are an integral part of these condensed financial statements.

BIO-PLEXUS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Revenue:

Product	$1,699,000	$1,254,000

Services	—	116,000

Royalties	209,000	50,000

Total revenue	1,908,000	1,420,000

Costs and expenses:

Product	990,000	839,000

Services	4,000	—

Pre-production manufacturing	171,000	—

Research and development	286,000	395,000

Selling, general and administrative	1,160,000	2,466,000

Total operating costs and expenses	2,611,000	3,700,000

Operating loss	(703,000)	(2,280,000)

Financing Expenses:

Amortization of deferred debt financing	—	60,000

Other financing expense	30,000	648,000

Other income	(4,000)	(35,000)

Total financing expenses	26,000	673,000

Net loss	$(729,000)	$(2,953,000)

Net loss (basic and diluted) per common share	$(0.06)	$(1.98)

Weighted average common shares outstanding	11,569,491	1,493,444

The accompanying notes are an integral part of these condensed financial statements.

BIO-PLEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(729,000)	$(2,953,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	287,000	153,000

Recognition of stock-based compensation	49,000	—

Amortization of deferred debt financing expenses	—	60,000

Amortization of debt discount	—	110,000

Decrease (increase) in assets:

Accounts receivable, net and royalty receivables	(169,000)	194,000

Inventories	178,000	356,000

Other current assets	48,000	(28,000)

Increase (decrease) in liabilities:

Accounts payable and accrued expenses	163,000	(814,000)

Accrued vacation and other accrued employee costs	39,000	(101,000)

Deferred revenue	—	255,000

Other, net	—	33,000

Net cash used in operating activities	(134,000)	(2,735,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases and construction of fixed assets, net	(23,000)	(760,000)

Cost of patents	—	(11,000)

Net cash used in investing activities	(23,000)	(771,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	—	79,000

Accretion of accrued interest	—	675,000

Repayments of long-term debt	(14,000)	(11,000)

Net cash (used in) provided by financing activities	(14,000)	743,000

Net decrease in cash	(171,000)	(2,763,000)

Cash, beginning of period	953,000	4,003,000

Cash, end of period	$782,000	$1,240,000

Supplemental cash flow disclosures:

Cash payments of interest (net of amounts capitalized)	$29,000	$26,000

Cash payments of income taxes	2,000	1,000

The accompanying notes are an integral part of these condensed financial statements.

BIO-PLEXUS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

         The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2001 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

         Reclassifications – certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Earnings Per Share

         Basic Earnings Per Share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. There were no dilutive common stock equivalents at March 31, 2002.

3.	Segment Financial Data

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

         Information with respect to each of the Company’s business segments is as follows:

   Segment Revenue

	Three Months Ended March 31,

	2002	2001	2000

Safety Medical Products and Accessories	$1,908,000	$1,304,000	$1,345,000

Joint Venture Design & Development	—	116,000	197,000

Total Revenue	$1,908,000	$1,420,000	$1,542,000

   Major Customers

         There were three customers, domestic distributors of the Company’s products, Allegiance, Fisher Healthcare and Owens & Minor, that exceeded 10% of the Company’s Safety Medical Products and Accessories segment revenue for the periods presented. These distributors sell the Company’s products to hospitals and other users. If the Company lost one of these distributors, the hospitals and other users could still purchase the Company’s products from other distributors; however, the loss of business of any of the foregoing distributors could disrupt the Company’s business and possibly have a material adverse effect on the business and prospects of the Company. In the Joint Venture Design & Development segment, Johnson and Johnson Medical and Fresenius Medical Care Holdings contributed to more than 10% of the revenues associated with this segment for the periods presented. The first line of the following table represents the revenue associated with these major customers by segment:

	Three Months Ended March 31,

Total Revenue Major Customers:	2002	2001	2000

Safety Medical Products and Accessories to Major Customers	$1,257,000	$869,000	$1,166,000

Other Safety Medical Domestic Sales	442,000	385,000	179,000

Royalties	209,000	50,000	—

Total Safety Medical Product Revenues	1,908,000	1,304,000	1,345,000

Joint Venture Design & Development	—	116,000	197,000

Total Revenue	$1,908,000	$1,420,000	$1,542,000

   Segment Profit (Loss)

	Three Months Ended March 31,

	2002	2001	2000

Safety Medical Products and Accessories	$918,000	$465,000	$603,000

Joint Venture Design & Development	(4,000)	116,000	162,000

Total Gross Margin	914,000	581,000	765,000

Selling, General and Administrative Expenses	1,160,000	2,466,000	1,574,000

Pre-production Manufacturing	171,000	—	—

Research and Development	286,000	395,000	323,000

Financing Expenses	26,000	673,000	1,707,000

Net Loss	$(729,000)	$(2,953,000)	$(2,839,000)

   Segment Capital Expenditures

	Three Months Ended March 31,

	2002	2001	2000

Safety Medical Products and Accessories	$23,000	$760,000	$255,000

Joint Venture Design & Development	—	—	—

Total Capital Expenditures	$23,000	$760,000	$255,000

         There has been no material change in identifiable assets related to reportable segments since the 2001 Annual Report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a designer, developer, manufacturer, seller and licensor of medical products designed to prevent the infection of healthcare workers through accidental needlesticks. Our products, unique among our competition, are based on a patented technology that internally blunts a needle prior to its removal from a patient, a major competitive advantage in management’s view. To our knowledge, these products are the only safety products on the market that render the needle safe (are activated) prior to removal from the patient. We have developed and sell our own lines of safety products, and also license our technology to other companies in specific market niches that do not compete with our own branded products.

         We currently utilize our technology to make blood collection needles (primarily for use by phlebotomists in the lab) and Winged Sets (used by phlebotomists and other medical personnel in hospitals and doctors’ offices). In addition to product sales, we license our technology to Johnson & Johnson Medical (“JJM”) and to TFX Medical (“TFX”), a division of Teleflex Incorporated, to apply the patented technology to various types of catheters. TFX manufactures the product under an exclusive sublicense to CR Bard. We are also developing a fistula needle for Fresenius Medical Care Holdings (“Fresenius”), under an exclusive licensing agreement. In support of our product manufacturing we also develop and build sophisticated, proprietary, production equipment to assemble our products. We hold patents on elements of these production processes.

         Growth in the blood collection needle market is being driven by state and federal OSHA (Occupational and Safety Health Administration) regulations and legislation. In November 2000, the Needlestick Safety and Prevention Act of 2000 was enacted, which requires OSHA to implement new standards for needlestick prevention. We believe that these new regulations will accelerate the sales of our safety needle products.

         Royalty revenues resulting from agreements with JJM and TFX continued to grow from $50,000 in Q1 2001 to $209,000 in Q1 2002.

General

         Besides our licenses with JJM & TFX, we design, develop, manufacture and sell our own line of safety medical products and accessories marketed under the Punctur-Guard® and Drop-It® brand names. Our first Punctur-Guard® product was a safety blood collection needle (“BCN”) used by phlebotomists to draw blood, introduced in 1996. We also began selling accessories (holders) in 1997. We manufacture and sell three varieties of these safety BCNs, three types of needle holders and a needle disposal container. Our second Punctur-Guard® product line, introduced in July 2001, is a safety Winged Set blood collection needle. A Winged Set is a small needle with a pair of plastic wings that give the healthcare worker the ability to control the needle for precise insertion into the patient’s vein. Its primary purpose is to draw blood from patients whose veins are more difficult to access, such as geriatric and pediatric patients. Both the BCN and the Winged Set are similar in appearance, size, performance and general operation to standard blood collection needles. This is important for the marketing of and training for the use of our products, which have a familiar look and usage to the products healthcare workers currently use.

         The following table sets forth our revenue by product as a percentage of total revenue for the periods indicated:

Product Line	1999	2000	2001	Q1 - 2001	Q1 - 2002

BCN	61%	70%	61%	59%	49%

Holders	15%	22%	18%	28%	16%

Winged Set	—	—	7%	—	24%

Royalties	—	1%	8%	4%	11%

Services	22%	5%	5%	8%	—

Other	2%	2%	1%	1%	—

Total	100%	100%	100%	100%	100%

         We have taken steps to reduce our dependence on both custom engineering revenue (“services”) as well as on our first generation proprietary products. BCN and Holders are both regarded as maturing product lines whereas we expect substantial future sales growth in the Winged Set product line that was launched during 2001. In addition, royalty revenue, as a result of past joint venture projects, is also expected to increase going forward.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         We had product sales of $1,699,000 for the three months ended March 31, 2002, compared with product sales of $1,254,000 for the comparable period in the prior year. The $445,000 (35%) increase was primarily attributable to steady sales increases in the BCN product line (up 11% on year-to-year basis), along with the introduction of the new Winged Set intravenous product line in the third quarter of 2001. Total Winged Set sales for the three months ended March 31, 2002 were approximately $463,000.

         We had revenues from services totaling $0 for the three months ended March 31, 2002, compared to $116,000 for the comparable period in the prior year. The first quarter 2001 service revenues primarily included $100,000 attributable to the completion of the Design, Development and Asset Transfer Agreement with JJM.

         Our royalty revenue increased substantially, to $209,000 for the three months ended March 31, 2002, compared to $50,000 for the comparable period in the prior year. The $159,000 increase was attributed to increases in both JJM and TFX royalties recorded during the first quarter of 2002 over the first quarter of 2001.

         Product costs were $990,000 or 58% of product sales for the three months ended March 31, 2002, compared to $839,000 or 67% of product sales for the comparable period in the prior year. The decreased percentage in product costs resulted primarily from higher production rates during the first quarter of 2002 as compared to the comparable period in the prior year.

         Service costs were $4,000 for the three months ended March 31, 2002, compared to $0 for the comparable period in the prior year. The first quarter 2002 costs represent engineering costs for the product development project with Fresenius to develop extracorporeal therapy needles for the dialysis market.

         Pre-production manufacturing costs were $171,000 for the three months ended March 31, 2002 and consisted of the pre-production and early production inventory write-offs associated with the new Winged Set product line. The original Winged Set product launched in July 2001 was for a 23-gauge size needle. A new Winged Set product, the 21-gauge, was launched in late January 2002. The pre-production write-offs in the first quarter of 2002 were predominately associated with this new 21-gauge product launch. In addition to these pre-production product write-offs, we have encountered quality control issues with the new Winged Set manufacturing processes, which although we are continuing to solve, have slowed our production volumes. The slower production volumes have resulted from the need to continue 100% inspections of product until the quality issues are resolved. Should the manufacturing problems persist, we may not be able to produce the volume of product we believe we may need to fully satisfy customer demands by the third quarter of this year.

         Research and development expenses were $286,000 for the three months ended March 31, 2002, compared to $395,000 for the comparable period in the prior year. The $109,000 (28%) decrease in these costs resulted primarily from a significant level of first quarter 2001 purchased materials related to the development of the new Winged Set product line that was not duplicated in the first quarter of 2002, and a reduction in engineering personnel.

         Selling, general and administrative expenses were $1,160,000 for the three months ended March 31, 2002, compared with $2,466,000 for the comparable period in the prior year. The significant $1,306,000 (53%) decrease resulted from a decrease in legal fees of $569,000 (a portion of which, $440,000, was due to the prior year bankruptcy petition), a decrease in selling expenses of $186,000 due to the change in selling strategy in the latter half of 2001 (whereby we moved from a reliance on a direct sales force to a mix of independent specialty dealer representatives which reduced the number of direct sales personnel), and a reduction of general and administrative personnel and expenses due to efficiencies. In addition, there was a $147,000 decrease in general management bonuses and a $78,000 decrease in director fees and Board of Directors’ meeting expenses.

         Financing expenses for the three months ended March 31, 2002 were $26,000 compared to $673,000 for the comparable period in the prior year. The significant $647,000 decrease resulted primarily from conversion of approximately 95% of our debt into equity on July 18, 2001, pursuant to our reorganization.

Liquidity and Capital Resources

         As of March 31, 2002, we had cash on hand of $782,000, as compared to $953,000 at December 31, 2001 resulting in net cash used of $171,000. The reduction was primarily attributable to our operating losses. For the foreseeable future, we will continue to generate operating losses. Therefore, we are in the process of attempting to raise additional capital to fund operations. We have substantially reduced our monthly net usage of cash (burn rate) through a combination of reductions in operating expenses in the latter half of 2001 and an increase in both product sales and royalty revenues during the same period. The monthly burn rate was reduced from approximately $500,000 per month (excluding legal fees for the first quarter and reorganization costs) for the period January through September 2001, to approximately $100,000 per month for the period October 2001 through March 2002. Our burn rate includes operating expenses and maintenance levels of capital expenditures (excluding discretionary capital needs for expansion purposes, described below). The continuation of this reduced burn rate is dependent on future product sales staying consistent with the last six months ended March 2002, and our ability to operate our business at the reduced level of costs and expenditures of the last six months ended March 2002. However, there are current factors that will serve to increase our burn rate in the second quarter. These factors include (1) purchasing additional inventory to replace those associated with our pre-production write-offs described elsewhere in this report, and to support expected growing sales levels, and (2) the hiring of additional temporary production workers to support the 100% inventory inspections described elsewhere in this report. Based on these factors, we believe that we have sufficient funds, excluding any funds needed for the potential growth and capital expenditures described below, to support operations into the third quarter of 2002. If we are unable to raise additional funds as required, we will have to reduce the scope of, or cease, our operations.

         We expect that sales of our products will continue to grow in 2002. If sales continue to increase, accounts receivable and inventories are expected to increase as well. In addition, we expect that discretionary expenditures for capital equipment needed for expansion purposes will be approximately $700,000 for the remainder of 2002. As a result of these and other factors, our financial requirements will increase in the foreseeable future, resulting in the need for additional cash financing.

         On May 3, 2002, a Letter of Intent was executed between Appaloosa Management L.P. (“Appaloosa”), and Comvest Venture Partners L. P. (“Comvest”), whereby Comvest proposes to purchase the 86% of Bio-Plexus common stock held by Appaloosa for $5 million. As reported in Appaloosa’s filings with the Securities and Exchange Commission, Appaloosa is the beneficial owner of approximately 86% of the Company’s common stock (including shares it has the right to acquire pursuant to warrants). The transaction is contingent on a number of items, including the successful completion of due diligence by Comvest and the negotiation of a definitive purchase and sale agreement before a May 24, 2002 deadline. We believe that the consummation of the transaction described in the Letter of Intent would result in a change of control of our Company and that Comvest would, by its acquisition of beneficial ownership of the common stock held by Appaloosa, acquire control of the Company. If Appaloosa and Comvest consummate the transaction, this could have a positive impact on our liquidity since Comvest has indicated it may be willing to provide us additional funding. However, there can be no assurance that the transaction will actually be consummated, and there can be no assurance that even if the transaction is consummated, that Comvest will provide us with any additional funding.

Forward Looking Statements

         The discussions set forth herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of such terminology as “believes,” “expects,” “may,” “should,” “anticipates,” “plans,” “estimates,” and “intends” or derivations or negatives thereof or comparable terminology. Accordingly, such statements involve risks (known and unknown) and uncertainties. The forward-looking statements are based on assumptions that we believe are reasonable based on the best information currently available. However, there are a number of risks associated with these assumptions. These risks and uncertainties include our ability to obtain the additional financing we need to fund our operations commencing in the latter part of 2002; our ability to maintain our monthly “burn rate”; the effect on suppliers, customers, employees, and others because of our receipt of a going concern opinion from our auditors for the year ended December 31, 2001; the consummation of the transaction between Comvest and Appaloosa described above; the extent of acceptance of our products by healthcare professionals; our ability to protect our proprietary technology; availability of qualified personnel; changes in, or failure to comply with government regulations; general economic and business conditions; competitive factors, which could result in downward pressure on prices or the introduction of competing products into the marketplace; reliance on certain critical suppliers, some of whom are currently sole source suppliers; and other risk factors and uncertainties in this report, described from time to time in our other Securities and Exchange Commission filings, or discussed in our press releases. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

         We are not party to any litigation or legal proceedings.

Item 2.   Changes in Securities

         None.

Item 3.   Default Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.   Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits – None.

(b)	Reports on Form 8-K – None.

Item 7.   Signatures

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PLEXUS, INC. (REGISTRANT)

	By:	/s/ John S. Metz

John S. Metz President, Chief Executive Officer and Director

Dated: May 14, 2002