Form 10-Q
period 2002-06-30
BIO PLEXUS INC
filed 2002-08-14
CIK 865532

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class of Common Stock	As of August 14, 2002

Common Stock, $0.001 par value	11,539,941

BIO-PLEXUS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

BIO-PLEXUS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current assets:
Cash	$2,325,000	$953,000
Accounts receivable, net	633,000	352,000
Royalty receivables	153,000	163,000
Inventories:
Raw materials	715,000	1,015,000
Work-in-process	513,000	360,000
Finished goods	493,000	338,000

	1,721,000	1,713,000
Other current assets	173,000	201,000

Total current assets	5,005,000	3,382,000

Fixed assets, net	7,317,000	7,839,000
Deferred debt financing expenses, net of amortization	316,000	—
Patents, net of amortization	419,000	432,000

	$13,057,000	$11,653,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,000	$60,000
Accounts payable and accrued expenses	603,000	353,000
Deferred revenue	49,000	49,000
Accrued vacation	36,000	35,000
Other accrued employee costs	122,000	22,000

Total current liabilities	873,000	519,000

Long-term debt, net	3,667,000	1,199,000

Shareholders’ equity:
Common stock, $.001 par value, 25,000,000 authorized, 11,539,941 and 11,577,991 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	12,000	12,000
Paid-in-capital	99,234,000	99,321,000
Deferred compensation, net	—	(508,000)
Accumulated deficit	(90,729,000)	(88,890,000)

Total shareholders’ equity	8,517,000	9,935,000

	$13,057,000	$11,653,000

The accompanying notes are an integral part of these condensed financial statements.

BIO-PLEXUS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,

	2002	2001

Revenue:
Product	$1,884,000	$1,332,000
Services	—	85,000
Royalties	159,000	70,000

Total revenue	2,043,000	1,487,000

Costs and expenses:
Product	1,183,000	1,069,000
Services	6,000	103,000
Pre-production manufacturing	53,000	—
Research and development	223,000	293,000
Deferred compensation amortization	372,000	—
Selling, general and administrative	1,288,000	1,572,000

Total operating costs and expenses	3,125,000	3,037,000

Operating loss	(1,082,000)	(1,550,000)

Financing Expenses:
Amortization of deferred debt financing	4,000	61,000
Other financing expense	33,000	681,000
Other income	(9,000)	(11,000)

Total financing expenses	28,000	731,000

Net loss	$(1,110,000)	$(2,281,000)

Net loss (basic and diluted) per common share	$(0.10)	$(1.52)

Weighted average common shares outstanding	11,549,584	1,500,216

The accompanying notes are an integral part of these condensed financial statements.

BIO-PLEXUS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Revenue:
Product	$3,583,000	$2,586,000
Services	—	200,000
Royalties	368,000	121,000

Total revenue	3,951,000	2,907,000

Costs and expenses:
Product	2,173,000	1,908,000
Services	10,000	103,000
Pre-production manufacturing	224,000	—
Research and development	509,000	688,000
Deferred compensation amortization	421,000	—
Selling, general and administrative	2,399,000	4,038,000

Total operating costs and expenses	5,736,000	6,737,000

Operating loss	(1,785,000)	(3,830,000)

Financing Expenses:
Amortization of deferred debt financing	4,000	121,000
Other financing expense	63,000	1,329,000
Other income	(13,000)	(46,000)

Total financing expenses	54,000	1,404,000

Net loss	$(1,839,000)	$(5,234,000)

Net loss (basic and diluted) per common share	$(0.16)	$(3.50)

Weighted average common shares outstanding	11,559,482	1,496,849

The accompanying notes are an integral part of these condensed financial statements.

BIO-PLEXUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,839,000)	$(5,234,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574,000	308,000
Recognition of stock-based compensation	421,000	—
Amortization of deferred debt financing expenses	4,000	121,000
Amortization of debt discount	—	219,000
Decrease (increase) in assets:
Accounts receivable, net and royalty receivables	(271,000)	477,000
Inventories	(7,000)	850,000
Other current assets	28,000	(49,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	248,000	(419,000)
Accrued vacation and other accrued employee costs	102,000	2,000
Deferred revenue	—	171,000
Other, net	—	18,000

Net cash used in operating activities	(740,000)	(3,536,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of fixed assets, net	(35,000)	(1,098,000)
Cost of patents	(4,000)	(46,000)

Net cash used in investing activities	(39,000)	(1,144,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	79,000
Accretion of accrued interest	—	1,385,000
Increase in notes payable	2,500,000	300,000
Payments of deferred financing costs	(320,000)	—
Repayments of long-term debt	(29,000)	(24,000)

Net cash (used in) provided by financing activities	2,151,000	1,740,000

Net increase (decrease) in cash	1,372,000	(2,940,000)
Cash, beginning of period	953,000	4,003,000

Cash, end of period	$2,325,000	$1,063,000

Supplemental cash flow disclosures:
Cash payments of interest (net of amounts capitalized)	$57,000	$71,000
Cash payments of income taxes	3,000	2,000

The accompanying notes are an integral part of these condensed financial statements.

BIO-PLEXUS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2001 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

     Reclassifications — certain prior year amounts have been reclassified to conform to the current year presentation.

2. Earnings Per Share

     Basic Earnings Per Share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. There were no dilutive common stock equivalents at June 30, 2002.

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

     Information with respect to each of the Company’s business segments is as follows:

   Segment Revenue

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	2000	2002	2001	2000

Safety Medical Products and Accessories	$2,043,000	$1,402,000	$776,000	$3,951,000	$2,707,000	$2,121,000
Joint Venture Design & Development	—	85,000	—	—	200,000	197,000

Total Revenue	$2,043,000	$1,487,000	$776,000	$3,951,000	$2,907,000	$2,318,000

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

	Three Months Ended June 30,			Six Months Ended June 30,

Total Revenue Major Customers:	2002	2001	2000	2002	2001	2000

Safety Medical Products and Accessories to Major Customers	$1,356,000	$1,022,000	$683,000	$2,613,000	$1,891,000	$1,849,000
Other Safety Medical Domestic Sales	528,000	310,000	93,000	970,000	695,000	272,000
Royalties	159,000	70,000	—	368,000	121,000	—

Total Safety Medical Product Revenues	2,043,000	1,402,000	776,000	3,951,000	2,707,000	2,121,000
Joint Venture Design & Development	—	85,000	—	—	200,000	197,000

Total Revenue	$2,043,000	$1,487,000	$776,000	$3,951,000	$2,907,000	$2,318,000

   Segment Profit (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	2000	2002	2001	2000

Safety Medical Products and Accessories	$860,000	$333,000	$434,000	$1,778,000	$799,000	$1,037,000
Joint Venture Design & Development	(6,000)	(18,000)	—	(10,000)	97,000	162,000

Total Gross Margin	854,000	315,000	434,000	1,768,000	896,000	1,199,000

Selling, General and Administrative Expenses	1,288,000	1,572,000	2,015,000	2,399,000	4,038,000	3,590,000
Deferred Compensation Amortization	372,000	—	—	421,000	—	—
Pre-production Manufacturing	53,000	—	—	224,000	—	—
Research and Development	223,000	293,000	235,000	509,000	688,000	557,000
Financing Expenses	28,000	731,000	1,125,000	54,000	1,404,000	2,832,000

Net Loss	$(1,110,000)	$(2,281,000)	$(2,941,000)	$(1,839,000)	$(5,234,000)	$(5,780,000)

   Segment Capital Expenditures

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	2000	2002	2001	2000

Safety Medical Products and Accessories	$12,000	$338,000	$598,000	$35,000	$1,098,000	$853,000
Joint Venture Design & Development	—	—	—	—	—	—

Total Capital Expenditures	$12,000	$338,000	$598,000	$35,000	$1,098,000	$853,000

     There has been no material change in identifiable assets related to reportable segments since the 2001 Annual Report.

4. Change in Control

     The information in this footnote is based, in part, upon the Schedule 13D filed on June 3, 2002 with the Securities and Exchange Commission on behalf of ComVest Venture Partners, L.P., a limited partnership organized under the laws of Delaware (“ComVest”), ComVest Management, LLC, a limited liability company organized under the laws of Delaware (“ComVest Management”), RMC Capital, LLC, a limited liability company organized under the laws of Georgia, Michael S. Falk (“Falk”) and Robert Priddy (“Priddy”), as amended by Amendment No. 1 filed June 28, 2002 (collectively the “ComVest 13D Filing”). ComVest, ComVest Management, RMC, Falk and Priddy are referred to as the “Reporting Persons.”

     ComVest Management is the general partner of ComVest, and ComVest Management is wholly-owned by Commonwealth Associates Management Company, Inc., a corporation organized under the laws of New York (“CAMC”). The managers of ComVest Management are Travis L. Provow, Falk and Keith Rosenbloom (“Rosenbloom”). Rosenbloom and Harold Blue are directors, and Falk is Chairman, of CAMC. Mr. Falk is also the principal stockholder of CAMC. The sole officer of CAMC is Joseph Wynne, Chief Financial Officer. The

managers of RMC are Priddy, Kikie Priddy, Sharon Acks and Michael Acks. Mr. Priddy is also the Chairman and principal member of RMC.

     Pursuant to an agreement, dated as of May 24, 2002 (the “ComVest Purchase Agreement”), Appaloosa Management L.P. (the “Manager”), on behalf of Appaloosa Investment Limited Partnership I (“AALP”) and Palomino Fund Ltd (“Palomino”) for which it acts as investment advisor, sold an aggregate of 9,840,285 shares (4,929,717 from AALP and 4,910,568 from Palomino) of the Company’s common stock (the “Shares”) and warrants to purchase 1,314,060 shares (700,394 from AALP and 613,666 from Palomino) of the Company’s common stock having an exercise price of $2.283 (the “Warrants,” and collectively with the Shares, the “Securities”) for an aggregate purchase price of $5,000,000, a portion of which were acquired by the Reporting Persons. ComVest, Priddy and RMC purchased, respectively, 4,172,281, 1,312,038 and 1,312,038 of the Shares, and 557,161, 175,208, and 175,208 of the Warrants. ComVest, Priddy and RMC paid $2,120,000, $666,667, and $666,667, respectively for the Securities.

     As part of the transaction, and in accordance with the terms of the ComVest Purchase Agreement, Harold S. Blue, President of Commonwealth Associates, LP (an affiliate of ComVest) became Chairman of the Company’s Board of Directors, and Dr. Richard Corbin, a dentist in private practice and designee of ComVest, became a Director, replacing James Bolin and Ken Maiman, Appaloosa’s representatives on the Company’s Board of Directors.

     As part of the transaction, certain officers (John Metz and Brian Herrman) and a director (Scott Tepper) of the Company participated as investors by purchasing in the aggregate, 143,780 shares, for a total purchase price of $73,333.

     As a result of the foregoing, there was a change in control of the Company in that the Reporting Persons acquired control of the Company from the Manager as a result of their acquisition of the Securities.

5.     ComVest Private Placement Transaction and Commonwealth Advisory Agreement

     On June 19, 2002, the Company closed on $2.5 million in new debt financing. The debt financing was provided pursuant to a Securities Purchase Agreement with the investors named therein (together, the “Investors”) and ComVest Venture Partners, L.P. (“ComVest”), in its capacity as administrative agent to the Investors, dated as of June 18, 2002 (the “Securities Purchase Agreement”). Under the Securities Purchase Agreement, the Company sold to the Investors 25 Units (the “Units”), each Unit consisting of a $100,000 Senior Subordinated 7% Non-Convertible Promissory Note due in full on December 18, 2004 (the “Notes”), and warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $1.00 per share (the “Warrants”). The total number of warrants to purchase shares of common stock was therefore 1,250,000. The Company is permitted to convert the Notes into common shares upon the occurrence of certain future events, and at certain conversion prices, described in the Securities Purchase Agreement (the “Conversion Shares”). After fees and closing costs, the net proceeds to the Company were $2,180,500. In addition, certain officers (John Metz and Brian Herrman) and a director (Scott Tepper) of the Company participated as investors in the Securities Purchase Agreement, by purchasing, in aggregate, 0.367 units, for a total value of $36,667.

     The Notes bear interest at the rate of 7% per annum, which shall accrue through the earlier of (i) the date on which the Notes are converted; (ii) December 18, 2004; (iii) the date on which the Company consummates a merger, combination or sale of all or substantially all of the assets of the Company; or (iv) upon the acquisition of more than 50% of the voting power or interest of the Company by the purchase by a single entity or person or “group” existing pursuant to Section 13 (d) of the Securities Exchange Act of 1934, as amended.

     The Notes rank senior to all other indebtedness for money borrowed of the Company, and are secured by a first perfected priority lien and security interest (the “Security Interest”) in certain collateral of the Company pursuant to the terms and conditions of a Security Agreement, dated as of June 18, 2002, by and among the Company, each of the Investors and ComVest, in its capacity as administrative agent for the Investors. The Notes are also secured by a second mortgage on the Company’s headquarters located in Vernon, Connecticut and owned by the Company. In the event the Company establishes a revolving credit facility with an institutional lender for a maximum of $2,000,000, and repayment of such credit facility is secured by certain collateral of the Company, including accounts receivable and inventory (the “Lender Collateral”), then the Security Interest shall automatically become subordinate to the

Lender’s first perfected priority lien and security interest only with respect to the Lender Collateral, so that repayment of the Notes shall be secured by a second perfected lien and security interest only with respect to the Lender Collateral. The Notes contain optional and automatic conversion provisions.

     The Warrants are exercisable at a per share exercise price of $1.00. The Warrants expire on December 18, 2004 and contain a cashless exercise feature. In the event the Notes are repaid in full on or prior to December 18, 2002, the Company shall have the right to redeem 50% of each Warrant at a price of $.01 per Warrant Share.

     Commonwealth Associates, LP, an affiliate of ComVest, has been retained by the Company as a financial advisor to assist in its efforts to raise additional debt financing and explore strategic alternatives to enhance shareholder value. Pursuant to an Advisory Agreement by and between the Company and Commonwealth Associates L.P. (“Commonwealth”) dated as of May 10, 2002 (the “Advisory Agreement”), Commonwealth agreed to act as financial advisor to the Company. During the term of the Advisory Agreement and for a period of six months thereafter, Commonwealth has a right of first refusal to act as exclusive placement agent or financial advisor in connection with any private placement by the Company in excess of $1,000,000. As compensation for services rendered to the Company under the Advisory Agreement, Commonwealth is to be paid $10,000 per month, and Commonwealth received a warrant to purchase 1,000,000 shares of the Company’s common stock at a per share exercise price of $1.00 (the “Advisor Warrant”).

     Pursuant to the Securities Purchase Agreement, the Company agreed to file a registration statement on Form S-3 by September 18, 2002, covering the Conversion Shares, the Warrants, and the shares of Company common stock underlying the Advisor Warrant. In addition, the Company agreed to use its best efforts to cause the registration statement to become effective by December 18, 2002.

     Pursuant to the Securities Purchase Agreement, ComVest, Commonwealth and the Investors were also granted unlimited piggyback registration rights with respect to any registration statements filed by the Company after June 18, 2002. The piggyback registration rights are subject to customary limitations and exceptions.

     The information in this footnote is based, in part, upon the ComVest 13D Filing.

6. Restricted Stock Shares and Stock Options

     In accordance with the change in control transaction described in note 4 above, the 224,350 outstanding restricted stock shares of the Company became 100% vested as of May 24, 2002. At the time of the change in control, the unamortized balance of deferred compensation on the Balance Sheet was $356,000, representing the unvested shares of restricted stock. Because the change in control caused the immediate vesting of all unvested restricted stock, this resulted in an accelerated deferred compensation amortization charge of approximately $356,000 recorded in the accompanying condensed statements of operations for the three months ended June 30, 2002. In addition, the Company had 743,150 unvested incentive stock options, with an exercise price of $2.283 per share, which became fully vested and exercisable as of May 24, 2002 as a result of the above change in control transaction.

7. Net Operating Loss Carryforwards

     At December 31, 2001, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $89,000,000. However, because of the ownership change in July 2001, the Company would have only been able to use just $1,300,000 (approximately) of its federal NOLs per year, for those federal NOLs generated prior to July 2001.

     As a result of the May 24, 2002 change-in-control transaction (described in note 4 above), the Company’s federal NOLs are subject to new annual limitations. The limitations, resulting from substantial ownership changes, are prescribed in Section 382 of the Internal Revenue Code (the “Section 382 Limitation”). The Section 382 Limitation is calculated by multiplying the fair market value of the Company immediately preceding the change in ownership, by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership in May 2002, and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $290, of its pre-May 2002 federal NOLs per year. The Company generated approximately $200,000 of federal NOL carryforwards after the change of ownership (from May 25, 2002 to June 30, 2002). There are no limitations associated with the Company’s ability to utilize the additional federal NOLs.

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

     Royalty revenues resulting from agreements with JJM and TFX continued to grow from $121,000 for the six months ended June 30, 2001 to $368,000 for the six months ended June 30, 2002.

     As a result of the transactions described in Note 4, whereby ComVest purchased all the shares of common stock previously owned by Appaloosa, there was a change in control of the Company on May 24, 2002.

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

     The following table sets forth our revenue by product as a percentage of total revenue for the periods indicated:

Product Line	1999	2000	2001	Q2YTD - 2001	Q2YTD - 2002

BCN	61%	70%	61%	68%	48%
Holders	15%	22%	18%	23%	14%
Winged Set	—	—	7%	1%	29%
Royalties	—	1%	8%	4%	9%
Services	22%	5%	5%	7%	-
Other	2%	2%	1%	(3)%	-

Total	100%	100%	100%	100%	100%

     We have taken steps to reduce our dependence on both custom engineering revenue (“services”) as well as on our first generation proprietary products. BCN and Holders are both regarded as maturing product lines whereas we expect substantial future sales growth in the Winged Set product line that was launched in late 2001. In addition, royalty revenue, as a result of past joint venture projects, is also expected to increase going forward.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     We had product sales of $1,884,000 for the three months ended June 30, 2002, compared with product sales of $1,332,000 for the comparable period in the prior year. The $552,000 (41%) increase was primarily due to the introduction of the new Winged Set intravenous product line in the third quarter of 2001. Total Winged Set sales for the three months ended June 30, 2002 were approximately $685,000.

     We had no revenues from services for the three months ended June 30, 2002, compared to $85,000 for the comparable period in the prior year. The second quarter 2001 service revenues were a result of the Fresenius product development project to develop extracorporeal therapy needles for the dialysis market.

     Our royalty revenue increased to $159,000 for the three months ended June 30, 2002, compared to $70,000 for the comparable period in the prior year. The $89,000 increase was attributable to increases in both JJM and TFX royalties recorded during the second quarter of 2002 over the second quarter of 2001.

     Product costs were $1,183,000 or 63% of product sales for the three months ended June 30, 2002, compared to $1,069,000 or 80% of product sales for the comparable period in the prior year. The decreased percentage in product costs resulted primarily from reductions in costs and efficiencies introduced in the last quarter of 2001, and higher production rates during the second quarter of 2002 as compared to the comparable period in the prior year.

     Service costs were $6,000 for the three months ended June 30, 2002, compared to $103,000 for the comparable period in the prior year. The second quarter 2002 costs represent engineering costs for the product development project with Fresenius to develop extracorporeal therapy needles for the dialysis market.

     Pre-production manufacturing costs were $53,000 for the three months ended June 30, 2002 and consisted of the pre-production and early production inventory write-offs associated with the new Winged Set product line. The original Winged Set product launched in the third quarter of 2001 was for a 23-gauge size needle. A new Winged Set product, the 21-gauge, was launched in the first quarter of 2002. The pre-production write-offs in the second quarter of 2002 were predominately associated with this new 21-gauge product launch. In addition to these pre-production product write-offs, we encountered quality control issues with the new Winged Set manufacturing processes in the first quarter that resulted in the need to add additional 100% inspections of product until the quality issues were resolved. This situation slowed our production volumes into the second quarter. We solved many of these production and quality control issues in the second quarter, resulting in the elimination of the majority of our 100% inspections and which further resulted in a substantial increase in production capacity of Winged Sets. We expect to continue to improve our manufacturing processes and are attempting to eliminate all the 100% inspections during the remainder of this year, which will result in lower unit production costs.

     Research and development expenses were $223,000 for the three months ended June 30, 2002, compared to $293,000 for the comparable period in the prior year. The $70,000 (24%) decrease in these costs resulted primarily from a reduction in engineering personnel, and also to reductions in purchased materials related to the development of the Winged Set product line.

     Deferred compensation amortization expenses were $372,000 for the three months ended June 30, 2002 compared to $0 for the comparable period in the prior year. These expenses were largely a result of the change-of-control transaction (see Note 4). At the time of the change in control, the unamortized balance of deferred compensation on the Balance Sheet was $356,000, representing the shares of restricted stock issued pursuant to the Company’s 2001 Stock Incentive Plan (the “Plan”), which were not yet vested. Under the terms of the Plan, the change in control caused the immediate vesting of all unvested restricted stock. This accelerated vesting resulted in an accelerated deferred compensation amortization charge of approximately $356,000 in the quarter ending June 30, 2002.

     Selling, general and administrative expenses were $1,288,000 for the three months ended June 30, 2002, compared with $1,572,000 for the comparable period in the prior year. The $284,000 (18%) decrease resulted from a decrease in legal fees of $100,000, a decrease in selling expenses of $70,000 due to the change in selling strategy in the latter half of 2001 (whereby we moved from a reliance on a direct sales force to a mix of independent specialty dealer representatives which reduced the number of direct sales personnel), a $24,000 decrease in general management bonuses, a $15,000 decrease in director fees and Board of Directors’ meeting expenses, and reductions in general and administrative personnel and expenses due to efficiencies.

     Financing expenses for the three months ended June 30, 2002 were $28,000 compared to $731,000 for the comparable period in the prior year. The significant $703,000 decrease resulted primarily from conversion of approximately 95% of our debt into equity on July 18, 2001, pursuant to our reorganization.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     We had product sales of $3,583,000 for the six months ended June 30, 2002, compared with product sales of $2,586,000 for the comparable period in the prior year. The $997,000 (39%) increase was due to the introduction of the new Winged Set intravenous product line in the third quarter of 2001. Total Winged Set sales for the six months ended June 30, 2002 were approximately $1,148,000.

     We had no revenues from services for the six months ended June 30, 2002, compared to $200,000 for the comparable period in the prior year. The six months 2001 service revenues were a result of the Fresenius product development project to develop extracorporeal therapy needles for the dialysis market as well as $100,000 attributable to the completion of the Design, Development and Asset Transfer Agreement with JJM in the first quarter of 2001.

     Our royalty revenue increased substantially, to $368,000 for the six months ended June 30, 2002, compared to $121,000 for the comparable period in the prior year. The $247,000 increase was attributed to increases in both JJM and TFX royalties recorded during the first six months of 2002 over the comparable period in 2001.

     Product costs were $2,173,000 or 61% of product sales for the six months ended June 30, 2002, compared to $1,908,000 or 74% of product sales for the comparable period in the prior year. The decreased percentage in product costs resulted primarily from reductions in costs and efficiencies introduced in the last quarter of 2001, and from higher production rates during the six-month 2002 period as compared to the comparable period in the prior year.

     Service costs were $10,000 for the six months ended June 30, 2002, compared to $103,000 for the comparable period in the prior year. The 2002 costs represent engineering costs for the product development project with Fresenius to develop extracorporeal therapy needles for the dialysis market.

     Pre-production manufacturing costs were $224,000 for the six months ended June 30, 2002 and consisted of the pre-production and early production inventory write-offs associated with the new Winged Set product line. The original Winged Set product launched in July 2001 was for a 23-gauge size needle. A new Winged Set product, the 21-gauge, was launched in late January 2002. The pre-production write-offs in the second quarter of 2002 were predominately associated with this new 21-gauge product launch. In addition to these pre-production product write-offs, we encountered quality control issues with the new Winged Set manufacturing processes in the first quarter that resulted in the need to add additional 100% inspections of product until the quality issues were resolved. This situation slowed our production volumes into the second quarter. We solved many of these production and quality control issues in the second quarter, resulting in the elimination of the majority of our 100% inspections and which further resulted in a substantial increase in production capacity of Winged Sets. We expect to continue to improve our manufacturing processes and are attempting to eliminate the remaining 100% inspections during the remainder of this year, which will result in lower unit production costs.

     Research and development expenses were $509,000 for the six months ended June 30, 2002, compared to $688,000 for the comparable period in the prior year. The $179,000 (26%) decrease in these costs resulted primarily from a reduction in engineering personnel and a significant level of purchased materials related to the development of the new Winged Set product line in the first six months of 2001 that was not duplicated in 2002.

     Deferred compensation amortization expenses were $421,000 for the six months ended June 30, 2002 compared to $0 for the comparable period in the prior year. These expenses were largely a result of the change-of-control transaction on May 24, 2002 (see Note 4). At the time of the change in control, the unamortized balance of deferred compensation on the Balance Sheet was $356,000, representing the shares of restricted stock issued pursuant to the Plan which were not yet vested. Under the terms of the Plan the change in control caused the immediate vesting of all unvested restricted stock. This accelerated vesting resulted in an accelerated deferred compensation amortization charge of approximately $356,000 in the six months period ending June 30, 2002.

     Selling, general and administrative expenses were $2,399,000 for the six months ended June 30, 2002, compared with $4,038,000 for the comparable period in the prior year. This significant $1,639,000 (41%) decrease resulted from a decrease in legal fees of $618,000 (a portion of which, $540,000, was due to the prior year bankruptcy petition), a decrease in selling expenses of $256,000 due to the change in selling strategy in the latter half of 2001 (whereby we moved from a reliance on a direct sales force to a mix of independent specialty dealer representatives which reduced the number of direct sales personnel), a $171,000 decrease in general management bonuses, a $93,000 decrease in director fees and Board of Directors’ meeting expenses, and significant reductions in general and administrative personnel and expenses due to efficiencies.

     Financing expenses for the six months ended June 30, 2002 were $54,000 compared to $1,404,000 for the comparable period in the prior year. The significant $1,350,000 decrease resulted primarily from conversion of approximately 95% of our debt into equity on July 18, 2001, pursuant to our reorganization.

Liquidity and Capital Resources

     As of June 30, 2002, we had cash on hand of $2,325,000, as compared to $953,000 at December 31, 2001 resulting in net cash provided of $1,372,000. The increase was primarily a result of $2,180,500 of net cash proceeds associated with our financing transaction with ComVest (see Note 5), less our operating losses. For the foreseeable future, we will continue to generate operating losses. We have substantially reduced our monthly net usage of cash (“burn rate”) through a combination of reductions in operating expenses in the latter half of 2001and in the later part of the second quarter of 2002, and an increase in both product sales and royalty revenues during the same period. Our burn rate includes operating expenses and maintenance levels of capital expenditures (excluding capital expenditures for product improvement and expansion purposes, described below). The monthly burn rate was reduced from approximately $500,000 per month (excluding legal fees for the first quarter and reorganization costs) for the period January through September 2001, to approximately $100,000 per month for the period October 2001 through March 2002. The burn rate in the second quarter of 2002 increased to approximately $210,000 per month, as a result of the following factors: (1) purchasing additional inventory to replace those associated with our pre-production write-offs described elsewhere in this report, and to support expected growing sales levels, (2) the hiring of additional temporary production workers to support the additional 100% inventory inspections described elsewhere in this report, and (3) a build-up of Winged Set inventories deemed necessary to support our customers. We expect that our burn rate will return to the $100,000 per month level for the foreseeable future. However, the continuation of this reduced burn rate is dependent on future product sales staying consistent with the last six months ended June 2002, and our ability to operate our business at the reduced level of costs and expenditures of the last six months ended June 2002.

     We expect that sales of our products will continue to grow in 2002. If sales continue to increase, accounts receivable and inventories are expected to increase as well, which could increase our burn rate. In addition, we expect that expenditures for capital equipment needed for product improvement and expansion purposes will be approximately $700,000 for the remainder of 2002. Based on all of these factors, we believe that we have sufficient funds to support operations into the third quarter of 2003. We are attempting to secure current asset financing from a bank or other institutional lender to finance our expected growth in accounts receivable and inventory. Although no assurance can be given that such current asset financing can be obtained, we believe that such financing would provide sufficient funds to support operations into the foreseeable future.

Forward Looking Statements

     The discussions set forth herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by the use of such terminology as “believes,” “expects,” “may,” “should,” “anticipates,” “plans,” “estimates,” and “intends” or derivations or negatives thereof or comparable terminology. Accordingly, such statements involve risks (known and unknown) and uncertainties. The forward-looking statements are based on assumptions that we believe are reasonable based on the best information currently available. However, there are a number of risks associated with these assumptions. These risks and uncertainties include our ability maintain our estimated monthly “burn rate”; our ability to obtain current asset financing to finance the growth in accounts receivable and inventory; the effect on suppliers, customers, employees, and others because of our receipt of a going concern opinion from our auditors for the year ended December 31, 2001; the extent of acceptance of our products by healthcare professionals; our ability to protect our proprietary technology; availability of qualified personnel; changes in, or failure to comply with government regulations; general economic and business conditions; competitive factors, which could result in downward pressure on prices or the introduction of competing products into the marketplace; reliance on certain critical suppliers, some of whom are currently sole source suppliers; and other risk factors and uncertainties in this report, described from time to time in our other Securities and Exchange Commission filings, or discussed in our press releases. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are not party to any litigation or legal proceedings.

Item 2. Changes in Securities

     None.

Item 3. Default Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No	Description

99.1	Certificate of Officer John S. Metz
99.1	Certificate of Officer Brian J. Herman

(b) Reports on Form 8-K

The Registrant filed the following Report on Form 8-K during the quarter for which this Report is filed:

May 24, 2002

June 19, 2002

Item 7. Signatures

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PLEXUS, INC. (REGISTRANT)

By: /s/ John S. Metz

John S. Metz President, Chief Executive Officer and Director

Dated: August 14, 2002